Form 10QSB
period 1998-06-30
INTERNATIONAL BARTER CORP
filed 1998-10-20
CIK 1030814

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended

                                  JUNE 30, 1998


                         Commission File Number: 0-24005


                           INTERNATIONAL BARTER CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Nevada,                                                91-1739746
------------------------                                ------------------------
(Place of Incorporation)                                (IRS Employer ID Number)



            21400 International Blvd. #207, Seattle, Washington 98198
            ---------------------------------------------------------
              (Address of registrant's principal executive office)

                                 (206) 870-9290
                                 --------------
                         (Registrant's telephone number)




Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X    No ___


       Number of Shares of Common Stock, $0.001 Par Value Outstanding at
                                October 1, 1998
                                    4,883,200

                           INTERNATIONAL BARTER CORP.
                              FOR THE QUARTER ENDED
                                  JUNE 30, 1998
                              INDEX TO FORM 10-QSB

                                                                              PAGE
                                                                              ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

         Consolidated Balance Sheets:
         - June 30, 1998 and March 31, 1998.....................................3

         Consolidated Statements of Operations:
         - For the Three Months Ended
           June 30, 1998 and June 30, 1997......................................4

         Consolidated Statements of Cash Flow:
         - For the Three Months Ended
           June 30, 1998 and June 30, 1997......................................5

 Notes to Consolidated Financial Statements ....................................6

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations....................................8

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds..............................13

Item 6. Exhibits and Reports on Form 8-K.......................................13


                    INTERNATIONAL BARTER CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        JUNE 30, 1998 AND MARCH 31, 1998

                                                                                         JUNE 30,            MARCH 31,
                                                                                          1998                1998
                                                                                        ---------           ---------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                            $ 502,743           $ 382,564
   Accounts receivable, net of allowance for
     doubtful accounts of $3,102 and $1,956
     for 1998 and 1997, respectively                                                       57,987              63,259
   Trade Dollars earned in excess of issued                                                25,434                  --
   Notes receivable - current                                                               2,406               2,406
   Other current assets                                                                     1,162                 571
                                                                                        ---------           ---------
       Total Current Assets                                                               589,732             448,800
                                                                                        ---------           ---------
PROPERTY AND EQUIPMENT, at cost, net of
   accumulated depreciation                                                                42,234              42,259
                                                                                        ---------           ---------
OTHER ASSETS
   Notes receivable - noncurrent                                                           32,688              32,791
   Deposits                                                                                 1,200               1,200
                                                                                        ---------           ---------
       Total Other Assets                                                                  33,888              33,991
                                                                                        ---------           ---------
                                                                                        $ 665,854           $ 525,050
                                                                                        =========           =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                                     $   1,614           $   9,274
   Commitments and contingencies                                                               --                  --
   Trade Dollars issued in excess of earned                                                    --               5,439
   Current portion of long-term debt                                                       11,387              13,074
   Other current liabilities                                                                5,681               7,683
                                                                                        ---------           ---------
       Total Current Liabilities                                                           18,682              35,470
                                                                                        ---------           ---------
LONG-TERM DEBT                                                                             17,258              19,097
                                                                                        ---------           ---------
STOCKHOLDERS' EQUITY
   Common stock, $.001 par value; authorized 25,000,000 shares; issued and outstanding 2,019,500 shares and 1,916,450 shares as of June 30, 1998 and
     March 31,
      1998, respectively (4,039,000 shares and 3,832,900                                    2,020               1,916
       shares, respectively giving effect to stock split)
   Additional paid-in capital                                                             632,831             542,535
   Subscribed shares, 97,750 shares and 50,000 shares as
     of June 30, 1998 and March 31, 1998, respectively (195,000 shares
     and 100,000 shares, respectively giving effect to stock-split)                        97,750              37,500
   Accumulated deficit                                                                   (102,687)           (111,468)
                                                                                        ---------           ---------
       Total Stockholders'  Equity                                                        629,914             470,483
                                                                                        ---------           ---------
                                                                                        $ 665,854           $ 525,050
                                                                                        =========           =========


  The accompanying notes are an integral part of these consolidated financial statements.

                    INTERNATIONAL BARTER CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997

                                                    1998                  1997
                                                -----------           -----------
REVENUE                                         $   148,511           $   160,686
COST OF SALES                                        17,166                46,889
                                                -----------           -----------
       Gross Profit                                 131,345               113,797
                                                -----------           -----------
OPERATING EXPENSES
   Selling, general and administrative              123,301               139,649
   Depreciation                                       2,657                 2,270
                                                -----------           -----------
     Total Operating Expenses                       125,958               141,919
                                                -----------           -----------
Income (Loss) from Operations                         5,387               (28,122)
                                                -----------           -----------
OTHER INCOME (EXPENSE)
   Interest income                                    4,239                 1,775
   Interest expense                                  (1,436)               (1,297)
                                                -----------           -----------
     Total Other Income (Expense)-net                 2,803                   478
                                                -----------           -----------
Net Income (Loss) Before Income Taxes                 8,190               (27,644)
Income Tax Expense (Benefit)                           (591)                   --
                                                -----------           -----------
Net Income (Loss)                               $     8,781           $   (27,644)
                                                ===========           ===========
Average Common and Equivalent Shares:
   Basic                                          2,049,783             1,550,000
                                                ===========           ===========
   Diluted                                        2,206,617             1,550,000
                                                ===========           ===========
Net Income (Loss) Per Common Share:
   Basic                                        $       .00           $      (.02)
                                                ===========           ===========
   Diluted                                      $       .00           $      (.02)
                                                ===========           ===========

Giving Effect to Stock-Split:
Average Common and Equivalent Shares
   Basic                                          4,099,566             3,100,000
                                                ===========           ===========
   Diluted                                        4,413,232             3,100,000
                                                ===========           ===========
Net Income (Loss) Per Common Share
   Basic                                        $       .00           $      (.01)
                                                ===========           ===========
   Diluted                                      $       .00           $      (.01)
                                                ===========           ===========



  The accompanying notes are an integral part of these consolidated financial statements.

                    INTERNATIONAL BARTER CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997


                                                               1998                1997
                                                            ---------           ---------

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)                                           $   8,781           $ (27,644)
Adjustments to reconcile net income (loss) to cash
   provided by operating activities:
     Depreciation                                               2,657               2,270
     Stock issued for services                                     --                  --
     Deferred income taxes                                       (591)               (351)
     Net trade revenue earned over trade costs                (30,873)              2,190
Changes in operating assets and liabilities:
   Accounts receivable                                          5,272              (1,802)
   Contracts receivable                                           103                 240
   Prepaids and other assets                                       --                  --
   Accounts payable and other liabilities                      (9,662)             (2,079)
                                                            ---------           ---------
       Net Cash Used by Operating Activities                  (24,313)            (27,176)
                                                            ---------           ---------

CASH USED IN INVESTING ACTIVITIES:
Acquisition of property and equipment                          (2,632)            (19,681)
                                                            ---------           ---------
       Net Cash Used by Investing Activities                   (2,632)            (19,681)
                                                            ---------           ---------

CASH PROVIDED BY FINANCING
   ACTIVITIES:
   Proceeds from sale of common stock                         150,650                  --
   Proceeds from long-term debt                                    --              12,941
   Repayment of notes payable                                  (3,526)             (4,606)
                                                            ---------           ---------
     Net Cash Provided by Financing Activities                147,124               8,335
                                                            ---------           ---------
   Net Increase (Decrease) in Cash                            120,179             (38,522)
   Cash at Beginning of Period                                382,564             162,327
                                                            ---------           ---------
   Cash at End of Period                                    $ 502,743           $ 123,805
                                                            =========           =========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                                   $   1,436           $   1,297
   Cash paid for income taxes                                      --                  --



  The accompanying notes are an integral part of these consolidated financial statements.

                    INTERNATIONAL BARTER CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the three-month periods ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year. The Notes to Consolidated Financial Statements included in the Company's March 31, 1998 registration statement on Form 10-SB should be read in conjunction with these consolidated financial statements.

NOTE 2 - TRADE DOLLARS

At June 30, 1998, the Company had earned 25,434 IBC Trade Dollars in excess of the amount of Trade Dollars expended by the Company. The Company has classified the net positive Trade Dollar balance as a current asset because the Company expects to utilize the full amount within the 12 months following the balance sheet date. At March 31, 1998, the Company had expended 5,439 IBC Trade Dollars in excess of the amount of Trade Dollars earned by the Company. This situation is commonly referred to in the commercial barter industry as a "negative trade balance". Trade Dollars expended in excess of earned by the Company is provided for in the IBC Trading Rules that govern the Exchange. Such provisions allow the Company to expend Trade Dollars in excess of earned within certain guideline amounts. The Company would be ultimately obligated to provide goods and services for sale to Exchange members to offset any amounts of Trade Dollars expended in excess of earned.

NOTE 3 - CAPITAL STOCK

During the quarter ended June 30, 1998, "A" and "B" warrants were exercised for 103,050 common shares of which 97,750 shares remained unissued at June 30, 1998.

At June 30, 1998, the number of warrants issued and outstanding were as follows:
"A" warrants - 62,000, "B" warrants - 188,500, "C" warrants - 120,000, and "D"
warrants - 120,000.

NOTE 4 - INCOME (LOSS) PER SHARE

During the current fiscal year, the Company adopted FASB Statement No. 128, Earnings Per Share. Statement 128 requires presentation of basic earnings per share and diluted earnings per share. Basic earnings per share excludes potential dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share under previous generally accepted accounting principles in the United States. All prior year earnings per share data are restated to conform with Statement 128 for consistent presentation of all years.

On July 9, 1998, the Board of Directors passed a resolution for a 2-for-1 stock split of the Company's common stock to be distributed to shareholders of record after the close of market on July 24, 1998. In order to properly reflect earnings per share on a prospective basis, the Company has provided earnings per share disclosures assuming the stock split had occurred retroactively, along with the earnings per share disclosures based upon actual shares outstanding as of June 30, 1998 and March 31, 1998.

                    INTERNATIONAL BARTER CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 - INCOME (LOSS) PER SHARE (CONTINUED)

         Following is a reconciliation of the numerators of the basic and diluted income (loss) per share for the quarters ended June 30, 1998 and 1997:

                                                                           1998                   1997
                                                                        ----------          -------------
Net income (loss) available to
   common stockholders                                                  $    8,781          $     (27,644)
                                                                        ==========          =============

Weighted average shares                                                  2,049,783              1,550,000
Effect of dilutive securities:
   Warrants                                                                156,833                     --
                                                                        ----------          -------------
                                                                         2,206,617              1,550,000
                                                                        ==========          =============
Basic income (loss) per share (based on
   weighted average shares)                                             $      .00          $        (.02)
                                                                        ==========          =============
Diluted income (loss) per share                                         $      .00          $        (.02)
                                                                        ==========          =============

Giving Effect to Stock Split:
Weighted average shares                                                  4,099,566              3,100,000
Effect of dilutive securities:
   Warrants                                                                313,666                     --
                                                                        ----------          -------------
                                                                         4,413,232              3,100,000
                                                                        ==========          =============
Basic income (loss) per share (based on
   weighted average shares and giving effect to stock-split)            $      .00          $        (.01)
                                                                        ==========          =============
Diluted income (loss) per share (giving effect to stock-split)          $      .00          $        (.01)
                                                                        ==========          =============

NOTE 5 -  REVENUE

         The following table summarizes the cash and trade (consisting of IBC Trade Dollars) components of revenue for the quarters ended 1998 and 1997:

                                                1998                      1997
                                              --------                  --------
Trade                                         $ 70,185                  $ 91,297
Cash                                            78,326                    70,248
                                              --------                  --------
                                              $148,511                  $161,545
                                              ========                  ========


NOTE 6 - STOCK OPTION PLAN

The Company adopted a Stock Option Plan (Plan) effective June 1, 1998 whereby, stock options for up to 20% of the shares of common stock outstanding may be granted at the fair market price at the date of grant to Directors, Officers, Employees and Consultants. Pursuant to the Plan, effective June 1, 1998, the Company granted 148,500 stock options to eleven individuals and entities; exercisable at $1.625 per share for up to 5 years.

NOTE 7 - SUBSEQUENT EVENTS

A brokerage account was opened and funded for the sole purpose of repurchasing up to 250,000 shares of the Company's common stock in the open market. As of September 22, 1998, no shares have been repurchased.

As explained in Note 4, on July 9, 1998, the Board of Directors passed a resolution for a 2-for-1 stock split of the Company's common stock to be distributed to shareholders of record after the close of market on July 24, 1998. Earnings per share disclosures have been presented on both a "pre-split" and "post-split" basis.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

RESULTS OF OPERATIONS:

Three Months Ended June 30, 1998 compared to the Three Months Ended June 30,
1997:

OVERALL OPERATING RESULTS

Revenues are generally derived from transaction fees charged (cash and trade) based upon a percentage of the dollar amount of client trades. Total revenue decreased 8% to $148,511 in the first quarter of fiscal 1998 from $160,686 in the first quarter of fiscal 1997. The Company had a net income from operations of $5,387 in the first quarter of fiscal 1998 and a net loss from operations of $28,122 in the first quarter of 1997. The Company's gross margin increased to a gross profit of $131,345 in the first quarter of 1998 from $113,797 in the first quarter of fiscal 1997.

The gross margin in the first quarter of fiscal 1998 was much higher than the gross margin in the first quarter of fiscal 1997 for the following reasons: The Company sells inventory on consignment from its showroom. In the first quarter of fiscal 1997, the Company focused on selling all of its showroom inventories and did not rebuild them in fiscal 1998. There was therefore, a decrease in revenue from sales of showroom inventory from fiscal 1997 to 1998. Since the gross profit on sales of showroom inventory is much lower than from other types of revenues, the gross margin was higher in the first quarter of 1998 than it was in the first quarter of 1997.

The Company reported net income of $8,781, or $0.00 per share (rounded to the nearest penny) ($.0.00 per share assuming stock-split), in the first quarter of fiscal 1998 and a net loss of $27,644, or $0.02 per share ($0.01 per share assuming stock-split) in the first quarter of fiscal 1997.

REVENUE

Total Revenue. Total revenue decreased 8% to $148,511 in the first quarter of fiscal 1998 from $160,686 in the first quarter of fiscal 1997. Following, is a summary of the components of revenue for the first quarters of fiscal 1998 and 1997:

                                                1998                      1997
                                              --------                  --------
Trade                                         $ 70,185                  $ 91,297
Cash                                            78,326                    70,248
                                              --------                  --------

                                              $148,511                  $161,545
                                              ========                  ========

Trade Exchange Revenue. In the first quarter of fiscal 1998, the Company's revenue from its core retail trade exchange business was $148,511, down from the revenue in the first quarter of fiscal 1997. The Company focused on selling all of its showroom inventories in the first quarter of 1997 and did not rebuild its inventories in the first quarter of 1998. Total revenues decreased in the first quarter of fiscal 1998 from the first quarter of fiscal 1997 due to a planned decrease in revenues from the sale of showroom inventories.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

COSTS, EXPENSES AND GROSS MARGINS

Costs of Trade Exchange Revenue. Costs of trade exchange revenue decreased to $17,166 in the first quarter of fiscal 1998 from $46,889 in the first quarter of fiscal 1997. The gross margin from trade exchange operations was $131,345 in the first quarter of fiscal 1998 as compared to $113,797 in the first quarter of fiscal 1997. Costs of trade exchange revenue were 12% of trade exchange revenue in the first quarter of fiscal 1998 and 29% in the first quarter of fiscal 1997. The reduced 1997 gross margin is attributable to the sale of inventory on consignment from the Company's showroom, as discussed above.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (including depreciation) decreased from $141,919 in the first quarter of fiscal 1997 as compared to $125,958 in the first quarter of fiscal 1998. The decrease was primarily attributable to a reduction in costs for contract labor and software. One of the advantages available to barter businesses is the ability to pay a significant portion of its operating costs such as graphic design, advertising and printing using Trade Dollars. The accumulated deficit at June 30, 1998 was $102,687, compared to $111,468 at March 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company's working capital ratio was 31.6 to 1, based on current assets of $589,732 and current liabilities of $18,682. The Company's working capital ratio at March 31, 1998, was 12.7 to 1, based on current assets of $448,800 and current liabilities of $35,470. The improvement in working capital resulted primarily from the following factors:

(a) An increase in the Company's cash to $502,743 at June 30, 1998, from $382,564 at March 31, 1998. This was primarily attributable to proceeds from a private placement of its common stock from which the Company received net proceeds of $72,000 and the exercise of warrants for which the Company received net proceeds of $377,500.

(b) An increase in the Company's net IBC retail trade credits earned, which increased the Company's account in the IBC Retail Exchange at June 30, 1998 to 25,434 Trade Dollars from a trade deficit of 5,439 Trade Dollars at March 31, 1998. The Company has classified the net positive Trade Dollar balance at June 30, 1998 as a current asset because the Company expects to utilize the full amount within the next twelve months.

Total stockholders' equity increased to $629,914 at June 30, 1998, from $470,483 at March 31, 1998. This increase was primarily attributable to the following factors:

(a)  Profitable operations of the Company.

(b)  Cash of $449,500 provided by the financing activities of the Company.

During the first quarter of 1998, the Company reported net cash used in operations of $24,313 in the statement of cash flows, as compared to cash used in operations of $27,176 in the first quarter of 1997. The decrease in cash used in operations was primarily attributable to increased profitability in the first quarter of 1998 over the first quarter of 1997.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

DEVELOPMENT ACTIVITIES

 UBARTER. "Ubarter.com" (Ubarter) is an internet website for electronic barter trading that was launched by the Company on July 20, 1998. The software, was at that time, largely in the development stage and had design flaws that made transacting trades somewhat cumbersome for the user. As a result, registration was moderate and the project got off to a slow start. On September 9, 1998, an updated version was released with major improvements and gave the website a new "look and feel". The Company intends to invest much of its available resources into the future development of Ubarter in order to attract a significant share of the related internet commerce market.

The Company expects to experience negative cash flow and operating losses from its investment of working capital during the development period, after which positive cash flow and profitability is expected. Two full time personnel have been hired by the Company to work almost exclusively on the future development of Ubarter. The market focus of Ubarter is to draw customers who presently engage in traditional barter transactions and to attract new customers who may be unfamiliar with the barter concept but routinely engage in electronic commerce. The ultimate goal of Ubarter is to provide a central, worldwide clearinghouse for electronic barter transactions. However, there can be no assurance that adequate funds from operations or investors will be available to successfully complete the project as planned.

TRADE EXCHANGE ACQUISITIONS. The Company also intends to devote significant financial and human resources to a strategic plan of acquiring existing profitable barter trade exchanges in the United States and in other selected countries throughout the world. Such acquisitions could result in negative cash flows and operating losses initially but are expected to provide positive cash flows and increase the overall profitability of the Company. However, there can be no assurance that adequate funds will be available to successfully acquire additional barter trade exchanges as planned.

DISCUSSION OF THE YEAR 2000 ISSUE

Background. Many computer programs have been written using two digits rather than four to identify the year. Any computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. This situation is commonly referred as "Y2K".

Scope and Impact of Y2K on the Company.

The Company utilizes both proprietary software and software provided by outside vendors which may be impacted by the Y2K problem. The operation of the IBC Retail Trade Exchange is dependent upon the proper functioning of its computer software. Management has assessed the potential impact of the Y2K issue on the Company and does not believe that the Company's business, operations or financial condition will be materially impacted by the Y2K issue as it relates to the Company's proprietary software. Furthermore, it is expected that potential impact of third parties' failure would not have a material impact on the Company's business, operations or financial condition.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Remediation plans. The Company's software vendor has begun reprogramming of its proprietary software which is approximately 40% completed. The remaining portion is mainly related to a small segment of data fields. The Company anticipates that the project will be completed sometime in the first quarter of 1999. The cost of such reprogramming is not material and is not expected to have a material effect on the Company's results of operations when incurred. With respect to software supplied by third parties, the Company has determined that such software is already Y2K compliant or will be compliant well before the year 2000 or, alternatively, that any such software will be replaced at a cost which is not material to the Company's results of operations.

Uncertainties and Contingencies. The Company presently believes that with modifications to existing software and conversions to new software, the Y2K issue can be mitigated. However, even if such modifications or conversions are not made, or are not completed timely, the Company would be able to continue operations manually. This would result in more cumbersome and less efficient operations but is not expected to have a material effect on the Company's business, operations or financial condition.

However, there is no guarantee that the software of other companies on which the Company's software relies will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company and its operations.

The materiality of the costs of becoming Y2K compliant and the date upon which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans. Specific factors that might cause such differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.


FORWARD LOOKING INFORMATION

Except for disclosures that report the Company's historical results, the statements set forth in this sections contain forward-looking statements. Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the Reform Act).

Actual results could differ materially form those projected in forward-looking statements. Additional information and factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in this Form 10-QSB, and in the section entitled "Risk Factors" in the Company's Form 10-SB on file with the Securities and Exchange Commission. The Company desires to take advantage of certain provisions in the Private Securities Litigation Reform Act of 1995, that provided a safe harbor for forward-looking statements made by or on behalf of the Company. The Company hereby cautions stockholders, prospective investors in the Company, and other readers to not place undue reliance on these forward-looking statements, which can only address known events as of the date of this report.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Investors should also be aware of factors that could have a negative impact on the Company's prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources. These include: 1) variations in the mix of revenues, 2) possible inability of the Company to attract investors for its investor securities or otherwise raise adequate funds from any source, 3) increased governmental regulation of the barter industry, and 4) a decrease in the cash fees and commissions realized by the Company based upon a substantial decrease in retail trade exchange transactions.

INFLATION

The Company's results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on its operations in the future.

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

During the quarter ended June 30, 1998, "A" and "B" warrants were exercised for 103,050 common shares of which 97,750 shares remained unissued at June 30, 1998. The issuances of common stock on or before June 5, 1998, were deemed to be exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended ("Securities Act"), in reliance upon Rule 504 of Regulation D promulgated under the Securities Act. Subsequent to June 5, 1998, the issuances of common stock to investors upon exercise of warrants were deemed to be either exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering, or issued in violation of Section 5 of the Securities Act. The recipients of securities in each such transaction had pre-existing relationships with the Company, were not contacted through advertising or general solicitation, and had adequate access, through their relationships with the Company, to information about the Company.

(2) Pursuant to the Company's 1998 Stock Option Plan, the Company granted stock options to eleven persons, consisting of directors, officers, employees and consultants, to purchase an aggregate total of 149,500 shares at an exercise price of $1.625 per share. The granting of stock options did not require registration under the Securities Act, or an exemption therefrom, since the grants did not involve a "sale" as the term is used in Section 2(3) of the Securities Act.

Item 6.   Exhibits and Reports on Form 8-K:

         No reports on Form 8-K have been filed during the quarter ended June 30, 1998. The exhibits filed as part of this report are listed below:

         Exhibit No.                Description
         -----------                -----------
            (10.1.)                 Stock Option Plan
            (10.2.)                 Form of Stock Option Agreement


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

INTERNATIONAL BARTER CORP.
(Registrant)



Date: October 13, 1998

 /s/ Stephen White
------------------------------------------------
Steven White, Chairman of the Board of Directors,
President and Chief Executive Officer (principal
executive officer and director)

Date: October 13, 1998

/s/ Kevin R. Andersen
------------------------------------------------
Kevin R. Andersen, Chief Financial Officer
(principal accounting officer)