Form 10QSB
period 1998-09-30
INTERNATIONAL BARTER CORP
filed 1998-11-16
CIK 1030814

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended

                               SEPTEMBER 30, 1998


                         Commission File Number: 0-24005


                           INTERNATIONAL BARTER CORP.
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

                                 Yes [X] No [ ]


 Number of Shares of Common Stock, $0.001 Par Value Outstanding at November 11,
                                 1998 4,975,200

                           INTERNATIONAL BARTER CORP.
                              FOR THE QUARTER ENDED
                               SEPTEMBER 30, 1998
                              INDEX TO FORM 10-QSB

                                                                              PAGE
                                                                              ----

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

         Consolidated Balance Sheets:
         - September 30, 1998 and March 31, 1998................................3

         Consolidated Statements of Operations:
         - For the Three Months and Six Months
           Ended September 30, 1998 and 1997....................................4

         Consolidated Statements of Cash Flow:
         - For the Six Months Ended
           September 30, 1998 and 1997..........................................5

 Notes to Consolidated Financial Statements ....................................6

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations....................................9

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds...............................16


                    INTERNATIONAL BARTER CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 1998 AND MARCH 31, 1998

                                                                                         SEPTEMBER 30,         MARCH 31,
                                                                                            1998                  1998
                                                                                         -----------           -----------
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                             $ 1,716,690           $   382,564
   Accounts receivable, net of allowance for
     doubtful accounts of $3,102 and $1,956 for
     September 30, 1998 and March 31, 1998, respectively                                      52,498                63,259
   Notes receivable - current                                                                  2,406                 2,406
   Other current assets                                                                        1,163                   571
                                                                                         -----------           -----------
       Total Current Assets                                                                1,772,757               448,800
                                                                                         -----------           -----------
PROPERTY AND EQUIPMENT, at cost, net of
   accumulated depreciation                                                                   49,914                42,259
                                                                                         -----------           -----------
OTHER ASSETS
   Notes receivable - noncurrent                                                              26,898                32,791
   Prepaid advertising                                                                       147,900                    --
   Other assets                                                                                8,700                 1,200
                                                                                         -----------           -----------
       Total Other Assets                                                                    183,498                33,991
                                                                                         -----------           -----------
                                                                                         $ 2,006,169           $   525,050
                                                                                         ===========           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                                      $    35,058           $     9,274
   Trade Dollars issued in excess of earned                                                   98,765                 5,439
   Current portion of long-term debt                                                          11,387                13,074
   Other current liabilities                                                                  12,464                 7,683
                                                                                         -----------           -----------
       Total Current Liabilities                                                             157,674                35,470
                                                                                         -----------           -----------
LONG-TERM DEBT                                                                                11,845                19,097
                                                                                         -----------           -----------
STOCKHOLDERS' EQUITY
   Common stock, $.001 par value; authorized 25,000,000 shares; issued and outstanding 4,883,200 shares and 3,832,900 shares as of September 30, 1998
     and March 31, 1998, respectively                                                          4,883                 3,833
   Additional paid-in capital                                                              1,084,018               540,618
   Subscribed shares, 800,000 shares and 195,000 shares (giving effect to stock
     split) as of September 30, 1998 and March 31, 1998, respectively                      1,000,000                37,500

   Accumulated deficit                                                                      (252,251)             (111,468)
                                                                                         -----------           -----------

       Total Stockholders'  Equity                                                         1,836,650               470,483
                                                                                         -----------           -----------
                                                                                         $ 2,006,169           $   525,050
                                                                                         ===========           ===========


The accompanying notes are an integral part of these consolidated financial statements.

                    INTERNATIONAL BARTER CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 AND
                THE SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                  THREE                 THREE                  SIX                   SIX
                                                  MONTHS                MONTHS                MONTHS                MONTHS
                                                  9-30-98               9-30-97               9-30-98               9-30-97
                                                -----------           -----------           -----------           -----------
REVENUE                                         $   124,745           $   166,799           $   273,256           $   327,485
COST OF SALES                                        17,002                19,947                34,168                66,836
                                                -----------           -----------           -----------           -----------
       Gross Profit                                 107,743               146,852               239,088               260,649
                                                -----------           -----------           -----------           -----------
OPERATING EXPENSES
   Selling, general and administrative              267,656               128,589               390,972               268,239
   Depreciation                                       3,201                 2,270                 5,859                 4,540
                                                -----------           -----------           -----------           -----------
     Total Operating Expenses                       270,857               130,859               396,831               272,779
                                                -----------           -----------           -----------           -----------
Income (Loss) from Operations                      (163,114)               15,993              (157,743)              (12,130)
                                                -----------           -----------           -----------           -----------
OTHER INCOME (EXPENSE)
   Interest income                                   14,091                 1,779                18,330                 3,555
   Interest expense                                    (525)               (1,230)               (1,961)               (2,527)
                                                -----------           -----------           -----------           -----------
     Total Other Income (Expense)-net                13,566                   549                16,369                 1,028
                                                -----------           -----------           -----------           -----------
Net Income (Loss) Before Income Taxes              (149,548)               16,542              (141,374)              (11,102)
Income Tax Expense (Benefit)                             --                    --                  (591)                   --
                                                -----------           -----------           -----------           -----------

Net Income (Loss)                               $  (149,548)          $    16,542           $  (140,783)          $   (11,102)
                                                ===========           ===========           ===========           ===========
Average Common and Equivalent Shares:
   Basic                                          5,683,200             1,550,000             5,227,367             1,550,000
                                                ===========           ===========           ===========           ===========
   Diluted                                        5,683,200             1,550,000             5,227,367             1,550,000
                                                ===========           ===========           ===========           ===========
Net Income (Loss) Per Common Share:
   Basic                                        $      (.03)          $       .01           $      (.03)          $      (.01)
                                                ===========           ===========           ===========           ===========
   Diluted                                      $      (.03)          $       .01           $      (.03)          $      (.01)
                                                ===========           ===========           ===========           ===========

Giving Effect to Stock Split:
Average Common and Equivalent Shares:
   Basic                                                                3,100,000                                   3,100,000
                                                                      ===========                                 ===========
   Diluted                                                              3,100,000                                   3,100,000
                                                                      ===========                                 ===========
Net Income (Loss) Per Common Share:
   Basic                                                              $       .00                                 $      (.00)
                                                                      ===========                                 ===========
   Diluted                                                            $       .00                                 $      (.00)
                                                                      ===========                                 ===========



The accompanying notes are an integral part of these consolidated financial statements.

                    INTERNATIONAL BARTER CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


                                                                          1998                  1997
                                                                      -----------           -----------

CASH USED IN OPERATING ACTIVITIES:
Net loss                                                              $  (140,783)          $   (11,102)
Adjustments to reconcile net loss to cash
   provided by operating activities:
     Depreciation                                                           5,859                 4,540
     Bad debts                                                              1,146                    --
     Deferred income taxes                                                   (591)                 (351)
     Net trade revenue earned over (under) trade costs                    (42,074)              (31,151)
Changes in operating assets and liabilities:
   Accounts receivable                                                      9,615                (1,802)
   Contracts receivable                                                     5,892                   240
   Prepaids and other assets                                              (20,000)                   --
   Accounts payable and other liabilities                                  30,565                 1,555
                                                                      -----------           -----------
       Net Cash Used by Operating Activities                             (150,371)              (38,071)
                                                                      -----------           -----------

CASH USED IN INVESTING ACTIVITIES:
Acquisition of property and equipment                                     (13,514)              (20,358)
                                                                      -----------           -----------
       Net Cash Used by Investing Activities                              (13,514)              (20,358)
                                                                      -----------           -----------

CASH PROVIDED BY FINANCING
   ACTIVITIES:
   Proceeds from sale of common stock                                   1,506,950                    --
   Repayment of notes payable                                              (8,939)              (13,167)
                                                                      -----------           -----------
     Net Cash Provided by Financing Activities                          1,498,011               (13,167)
                                                                      -----------           -----------
   Net Increase (Decrease) in Cash                                      1,334,126               (71,596)
   Cash at Beginning of Period                                            382,564               162,327
                                                                      -----------           -----------
   Cash at End of Period                                              $ 1,716,690           $    90,731
                                                                      ===========           ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                                             $     1,961           $     2,452
   Cash paid for income taxes                                                  --                    --

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Prepaid advertising and scrip acquired for IBC Trade Dollars          $   135,400           $        --



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

The results of operations for the three-month and six-month periods ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year. The Notes to Consolidated Financial Statements included in the Company's March 31, 1998 registration statement on Form 10-SB should be read in conjunction with these consolidated financial statements.

2 - TRADE DOLLARS

At September 30, 1998, the Company had expended 98,765 IBC Trade Dollars in excess of the amount of Trade Dollars earned by the Company. At March 31, 1998, the Company had expended 5,439 IBC Trade Dollars in excess of the amount of Trade Dollars earned by the Company. This situation is commonly referred to in the commercial barter industry as a "negative trade balance". Trade Dollars expended in excess of earned by the Company is provided for in the IBC Trading Rules that govern the Exchange. Such provisions allow the Company to expend Trade Dollars in excess of earned within certain guideline amounts. The Company would be ultimately obligated to provide goods and services for sale to Exchange members to offset any amounts of Trade Dollars expended in excess of earned.

3 - CAPITAL STOCK

In July of 1998, the Company received cash for common stock and warrants through a private placement whereby, 800,000 units were sold at $1.25 per unit. Each unit consists of one share of common stock and one warrant exercisable at $1.50 per share. The warrants expire June 20, 2000. As of September 30, 1998, the shares were unissued and thereby classified as subscribed stock. During the quarter ended September 30, 1998, 195,000 shares of previously unissued (subscribed) shares were issued. Additionally, warrants were exercised for 649,200 common shares for which the Company received proceeds of $356,300.

On July 9, 1998, the Board of Directors passed a resolution for a 2-for-1 stock split (split) of the Company's common stock to be distributed to shareholders of record after the close of market on July 24, 1998. As a result of the split, $2,020 was reclassified from the "additional paid-in capital" account to the "common stock" account.

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

                    INTERNATIONAL BARTER CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4 - INCOME (LOSS) PER SHARE (CONTINUED)

As explained above, on July 9, 1998, the Board of Directors passed a resolution for a 2-for-1 stock split of the Company's common stock to be distributed to shareholders of record after the close of market on July 24, 1998. In order to properly reflect earnings per share on a prospective basis, the Company has provided earnings per share disclosures assuming the stock split had occurred retroactively, along with the earnings per share disclosures based upon actual shares outstanding as of September 30, 1997 and for the three and six months ended September 30, 1997.

Following, is a reconciliation of the numerators of the basic and diluted income
(loss) per share for the three months ended September 30, 1998 and 1997 and the six months ended September 30, 1998 and 1997:

                                                           THREE           THREE         SIX             SIX
                                                           MONTHS         MONTHS       MONTHS           MONTHS
                                                          9-30-98         9-30-97      9-30-98          9-30-97
                                                          --------        --------     --------        ---------
Net income (loss) available to
common shareholders                                      $(149,548)        $16,542    $(140,783)        $(11,102)
                                                          ========        ========     ========        =========

Weighted average shares                                  5,683,200       1,550,000    5,227,367        1,550,000
Effect of dilutive securities
  Warrants and options                                           -               -               -               -
                                                          --------        --------     --------        ---------
                                                         5,683,200       1,550,000    5,227,367        1,550,000
                                                          ========        ========     ========        =========
Basic income (loss) per share (based on
   weighted average shares)                                 $(.03)            $.01       $(.03)           $(.01)
                                                          ========        ========     ========        =========
Diluted income (loss) per share                             $(.03)            $.01       $(.03)           $(.01)
                                                          ========        ========     ========        =========

Giving Effect to Stock Split:
Weighted average shares                                                  1,550,000                     1,550,000
Effect of dilutive securities
  Warrants and options                                                           -                             -
                                                                         ---------                     ---------
                                                                         1,550,000                     1,550,000
                                                                         =========                     =========
Basic income (loss) per share (based on
   weighted average shares and giving
     effect to stock split)                                              $     .00                     $    (.00)
                                                                         =========                     =========
Diluted income (loss) per share (giving
     effect to stock split)                                              $     .00                     $    (.00)
                                                                         =========                     =========

5 -  REVENUE

The following table summarizes the cash and trade (consisting of IBC Trade Dollars) components of revenue for the three months ended September 30, 1998 and 1997 and the six months ended September 30, 1998 and 1997:

                THREE             THREE              SIX              SIX
                MONTHS            MONTHS            MONTHS            MONTHS
               9-30-98           9-30-97           9-30-98           9-30-97
               --------          --------          --------          --------
Trade          $ 62,149          $ 79,208          $134,546          $148,597
Cash             62,596            87,591           138,710           178,888
               --------          --------          --------          --------
               $124,745          $166,799          $273,256          $327,485
               ========          ========          ========          ========


                    INTERNATIONAL BARTER CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Additional shares were granted to one employee based upon the following schedule:

                                          LIMIT ON PERCENTAGE OF SHARES
                                             OUTSTANDING BASED UPON
               OPTION          NUMBER         6,050,000 SHARES OF
               PRICE         OF OPTIONS    COMMON STOCK OUTSTANDING
               -----         ----------    ------------------------
               $ 4.00           10,000            0.17%
               $ 6.00           20,000            0.33%
               $ 8.00           40,000            0.66%
               $10.00           80,000            1.32%
               $12.00          160,000            2.64%
               $14.00          320,000            5.29%


7 - SUBSEQUENT EVENTS

A brokerage account was opened and funded for the sole purpose of repurchasing up to 250,000 shares of the Company's common stock in the open market. In October of 1998, 10,900 shares were repurchased for $13,011.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

RESULTS OF OPERATIONS:

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997:

OVERALL OPERATING RESULTS

Revenues are generally derived from transaction fees charged (cash and trade) based upon a percentage of the dollar amount of client trades. Total revenue decreased 25% to $124,745 in the second quarter of fiscal 1998 from $166,799 in the second quarter of fiscal 1997. The Company had a net loss from operations of $163,114 in the second quarter of fiscal 1998 and a net income from operations of $15,993 in the second quarter of 1997.

 The Company's gross margin decreased to a gross profit of $107,743 in the second quarter of 1998 from $146,852 in the second quarter of fiscal 1997.The gross margin in the second quarter of fiscal 1998 was approximately the same as the gross margin in the second quarter of fiscal 1997. The Company sells inventory on consignment from its showroom. In the second quarter of fiscal 1997, the Company focused on selling all of its showroom inventories and did not rebuild them in fiscal 1998. There was therefore, a decrease in revenue from sales of showroom inventory from fiscal 1997 to 1998.

The Company reported a net loss of $149,548, or $(0.03) per share in the second quarter of fiscal 1998 and a net income of $16,542, or $0.01 per share ($0.00 per share assuming stock-split) in the second quarter of fiscal 1997.

REVENUE

Total Revenue. Total revenue decreased 25% to $124,745 in the second quarter of fiscal 1998 from $166,799 in the second quarter of fiscal 1997. Following, is a summary of the components of revenue for the second quarters of fiscal 1998 and 1997:

                                                1998                      1997
                                              --------                  --------
Trade                                         $ 62,149                  $ 79,208
Cash                                            62,596                    87,591
                                              --------                  --------
                                              $124,745                  $166,799
                                              ========                  ========

Trade Exchange Revenue. In the second quarter of fiscal 1998, the Company's revenue from its core retail trade exchange business was $124,745, down from the revenue in the second quarter of fiscal 1997. The Company focused on selling all of its showroom inventories in the second quarter of 1997 and did not rebuild its inventories in the second quarter of 1998. Total revenues decreased in the second quarter of fiscal 1998 from the second quarter of fiscal 1997 due to a planned decrease in showroom inventories.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

COSTS, EXPENSES AND GROSS MARGINS

Costs of Trade Exchange Revenue. Costs of trade exchange revenue decreased to $17,002 in the second quarter of fiscal 1998 from $19,947 in the second quarter of fiscal 1997. The gross margin from trade exchange operations was $107,743 in the second quarter of fiscal 1998 as compared to $146,852 in the second quarter of fiscal 1997. Costs of trade exchange revenue were 14% of trade exchange revenue in the second quarter of fiscal 1998 and 12% in the second quarter of fiscal 1997.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (including depreciation) increased from $130,859 in the second quarter of fiscal 1997 as compared to $270,857 in the second quarter of fiscal 1998. The increase was primarily attributable to the following factors:

(a) Significant resources were devoted in the second quarter to the development of the "Ubarter" internet site. The Company plans to invest much of its available resources into the future development of Ubarter in order to attract a significant share of the related internet commerce market.

(b) Salaries increased due to the addition of several key personnel. Two full-time employees were hired to work primarily on the future development of Ubarter. A chief financial officer was hired to fill a new position in the Company and two new brokers and an Executive Assistant were also hired.

 (c) Additional costs in the second quarter of 1998 which were not incurred in the second quarter of 1997, included such items as legal and other professional fees for assistance with filings, regulatory matters and strategic development, and increased telephone costs.

One of the advantages available to barter businesses is the ability to pay a significant portion of its operating costs such as graphic design, advertising and printing using Trade Dollars. The accumulated deficit at September 30, 1998 was $98,765, compared to $5,439 at March 31, 1998.

SIX MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1997:

OVERALL OPERATING RESULTS

Revenue decreased 17% to $273,256 in the first two quarters of fiscal 1998 from $327,485 in the first two quarters of fiscal 1997. The Company had a net loss from operations of $157,743 in the first two quarters of fiscal 1998 and a net loss from operations of $12,130 in the first two quarters of 1997. The Company's gross margin decreased to a gross profit of $239,088 in the first two quarters of 1998 from $260,649 in the first two quarters of fiscal 1997.

The gross margin in the first two quarters of fiscal 1998 was slightly higher than the gross margin in the first two quarters of fiscal 1997. The Company sells inventory on consignment from its showroom. In the first two quarters of fiscal 1997, the Company focused on selling all of its showroom inventories and did not rebuild them in fiscal 1998. There was therefore, a decrease in revenue from sales of showroom inventory from fiscal 1997 to 1998. Since the gross profit on sales of showroom inventory is much lower than from other types of revenues, the gross margin was higher in the first two quarters of 1998 than it was in the first two quarters of 1997.

The Company reported a net loss of $140,783, or $(0.03) per share in the first two quarters of fiscal 1998 and a net loss of $11,102, or $(0.01) per share ($0.00 per share assuming stock-split) in the first two quarters of fiscal 1997.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

REVENUE

Total Revenue. Total revenue decreased 17% to $273,256 in the first two quarters of fiscal 1998 from $327,485 in the first two quarters of fiscal 1997. Following, is a summary of the components of revenue for the first two quarters of fiscal 1998 and 1997:

                                                1998                      1997
                                              --------                  --------
Trade                                         $134,546                  $148,597
Cash                                           138,710                   178,888
                                              --------                  --------
                                              $273,256                  $327,485
                                              ========                  ========

Trade Exchange Revenue. In the first two quarters of fiscal 1998, the Company's revenue from its core retail trade exchange business was $273,256, down from the revenue in the first two quarters of fiscal 1997. The Company focused on selling all of its showroom inventories in the first two quarters of 1997 and did not rebuild its inventories in the first two quarters of 1998. Total revenues decreased in the first two quarters of fiscal 1998 from the first two quarters of fiscal 1997 due to a planned decrease in revenues from the sale of showroom inventories.

COSTS, EXPENSES AND GROSS MARGINS

Costs of Trade Exchange Revenue. Costs of trade exchange revenue decreased to $34,168 in the first two quarters of fiscal 1998 from $66,836 in the first two quarters of fiscal 1997. The gross margin from trade exchange operations was $239,088 in the first two quarters of fiscal 1998 as compared to $260,649 in the first two quarters of fiscal 1997. Costs of trade exchange revenue were 13% of trade exchange revenue in the first two quarters of fiscal 1998 and 20% in the first two quarters of fiscal 1997. The reduced 1998 gross margin is attributable to the sale of inventory on consignment from the Company's showroom, as discussed above. Since the gross profit on sales of showroom inventory is much lower than from other types of revenues, the gross margin was higher in the first two quarters of 1998 than it was in the first two quarters of 1997.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (including depreciation) increased from $272,779 in the first two quarters of fiscal 1997 as compared to $396,831 in the first two quarters of fiscal 1998. The increase was primarily attributable to the following factors:

(a) Significant resources were devoted in the second quarter to the development of the "Ubarter" internet site. The Company plans to invest much of its available resources into the future development of Ubarter in order to attract a significant share of the related internet commerce market.

(b) Salaries increased due to the addition of several key personnel. A full-time employee was hired to work primarily on the future development of Ubarter. A chief financial officer was hired to fill a new position in the Company and two new brokers and an Executive Assistant were also hired.

 (c) Additional costs in the first two quarters of 1998, which were not incurred in the first two quarters of 1997, included such items as legal and other professional fees for assistance with filings, regulatory matters and strategic development, and increased telephone costs.

One of the advantages available to barter businesses is the ability to pay a significant portion of its operating costs such as graphic design, advertising and printing using Trade Dollars. The accumulated deficit at September 30, 1998 was $98,765, compared to $5,439 at March 31, 1998.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company's working capital was $1,615,083, based on current assets of $1,772,757 and current liabilities of $157,674. The Company's working capital ratio at March 31, 1998, was $413,330, based on current assets of $448,800 and current liabilities of $35,470. The improvement in working capital resulted primarily from the following factor:

(a) An increase in the Company's cash to $1,716,690 at September 30, 1998, from $382,564 at March 31, 1998. This was primarily attributable to proceeds from a private placement of its common stock from which the Company received net proceeds of $1,000,000 and the exercise of warrants for which the Company received net proceeds of $356,300.

Total stockholders' equity increased to $1,836,650 at September 30, 1998, from $470,483 at March 31, 1998. This increase was primarily attributable to the following factor:

(a) Cash of $1,498,011 provided by the financing activities of the Company.

During the first two quarters of 1998, the Company reported net cash used in operations of $150,371 in the statement of cash flows, as compared to cash used in operations of $38,071 in the first two quarters of 1997. The decrease in cash used in operations was primarily attributable to increased salaries and development costs in the first two quarters of 1998 over the first two quarters of 1997.

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


FORWARD LOOKING INFORMATION

Except for disclosures that report the Company's historical results, the statements set forth in this section contain forward-looking statements. Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the Reform Act).

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

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

During the quarter ended September 30, 1998, warrants were exercised for 649,200 common shares. The issuances of common stock to investors upon exercise of warrants were deemed to be either exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. The recipients of securities in each such transaction had pre-existing relationships with the Company, were not contacted through advertising or general solicitation, and had adequate access, through their relationships with the Company, to information about the Company.

Pursuant to the Company's 1998 Stock Option Plan, during the quarter ended September 30, 1998, the Company granted stock options to four employees to purchase an aggregate total of 30,000 shares at an exercise price of $.937 per share. The Company also granted stock options to one employee based upon the following schedule:

                                                         LIMIT ON PERCENTAGE OF SHARES
                                                            OUTSTANDING BASED UPON
                     OPTION         NUMBER                   6,050,000 SHARES OF
                     PRICE          OF OPTIONS             COMMON STOCK OUTSTANDING
                     -----          ----------           ------------------------------
                     $ 4.00           10,000                       0.17%
                     $ 6.00           20,000                       0.33%
                     $ 8.00           40,000                       0.66%
                     $10.00           80,000                       1.32%
                     $12.00          160,000                       2.64%
                     $14.00          320,000                       5.29%

The granting of stock options did not require registration under the Securities Act, or an exemption therefrom, since the grants did not involve a "sale" as the term is used in Section 2(3) of the Securities Act.

Item 6.   Exhibits and Reports on Form 8-K:

27   Financial Data Schedule

No reports on Form 8-K have been filed during the quarter ended September 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

INTERNATIONAL BARTER CORP.
(Registrant)



Date: November 13, 1998

 /s/ STEVEN WHITE
 ---------------------------------
Steven White, Chairman of the Board of Directors,
President and Chief Executive Officer
(principal executive officer and director)

Date: November 13, 1998

/s/ KEVIN R. ANDERSEN
 ---------------------------------
Kevin R. Andersen, Chief Financial Officer (principal
accounting officer)