Form 10QSB
period 1998-12-31
INTERNATIONAL BARTER CORP
filed 1999-02-16
CIK 1030814

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended

                                DECEMBER 31, 1998


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

                                 (206) 870-9290
                         -------------------------------
                         (Registrant's telephone number)




Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                  Number of Shares of Common Stock, $0.001 Par
                     Value Outstanding at February 9, 1999
                                    5,776,400

                           INTERNATIONAL BARTER CORP.
                              FOR THE QUARTER ENDED
                                DECEMBER 31, 1998
                              INDEX TO FORM 10-QSB


                                                                                    PAGE
                                                                                    ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

         Balance Sheets:
         - December 31, 1998 and March 31, 1998.....................................  3

         Statements of Operations:
         - For the Three Months and Nine Months
           Ended December 31, 1998 and 1997.........................................  4

         Statements of Cash Flow:
         - For the Nine Months Ended
           December 31, 1998 and 1997...............................................  5

 Notes to Financial Statements .....................................................  6

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations........................................  9

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds..................................  17

Item 4.  Submission of Matters to a Vote of Security Holders.......................  17

Item 5. Other Information..........................................................  18

                           INTERNATIONAL BARTER CORP.
                                 BALANCE SHEETS
                      DECEMBER 31, 1998 AND MARCH 31, 1998


                                                                                      DECEMBER 31,           MARCH 31,
                                                                                         1998                  1998
                                                                                      -----------           -----------
                                        ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                           $ 1,141,331           $   382,564
  Accounts receivable, net of allowance for
    doubtful accounts of $3,102 and $1,956 for
    December 31, 1998 and March 31, 1998, respectively                                     63,424                63,259
  Notes receivable - current                                                                2,406                 2,406
  Trade dollars earned in excess of issued                                                 18,130                    --
  Other current assets                                                                      1,163                   571
                                                                                      -----------           -----------
      Total Current Assets                                                              1,226,454               448,800
                                                                                      -----------           -----------
PROPERTY AND EQUIPMENT, at cost, net of
  accumulated depreciation                                                                 59,553                42,259
                                                                                      -----------           -----------
OTHER ASSETS
  Notes receivable - noncurrent                                                            26,573                32,791
  Prepaid advertising and scrip inventory                                                 157,875                    --
  Note receivable                                                                         328,350                    --
  Other assets                                                                              1,200                 1,200
                                                                                      -----------           -----------
      Total Other Assets                                                                  513,998                33,991
                                                                                      -----------           -----------
                                                                                      $ 1,800,005           $   525,050
                                                                                      ===========           ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                                    $    20,542           $     9,274
  Trade Dollars issued in excess of earned                                                     --                 5,439
  Current portion of long-term debt                                                        11,387                13,074
  Other current liabilities                                                                 3,959                 7,683
                                                                                      -----------           -----------
      Total Current Liabilities                                                            35,888                35,470
                                                                                      -----------           -----------
LONG-TERM DEBT                                                                              9,324                19,097
                                                                                      -----------           -----------
STOCKHOLDERS' EQUITY
  Common stock, $.001 par value; authorized 25,000,000
   shares; issued and outstanding 5,775,200 shares and
   3,832,900 shares as of December 31, 1998 and March 31,
    1998, respectively                                                                      5,775                 3,833
  Additional paid-in capital                                                            2,081,926               540,618
  Treasury stock, 10,980 shares as of December 31, 1998                                   (13,012)                   --
  Subscribed shares, 1,200 shares and 195,000 shares (giving effect to stock
    split) as of December 31, 1998 and March 31, 1998, respectively                         1,200                37,500

  Accumulated deficit                                                                    (321,096)             (111,468)
                                                                                      -----------           -----------
      Total Stockholders' Equity                                                        1,754,793               470,483
                                                                                      -----------           -----------
                                                                                      $ 1,800,005           $   525,050
                                                                                      ===========           ===========


   The accompanying notes are an integral part of these financial statements.

                           INTERNATIONAL BARTER CORP.
                            STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997 AND
                THE NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997


                                                  THREE                 THREE                 NINE                   NINE
                                                  MONTHS                MONTHS               MONTHS                 MONTHS
                                                 12-31-98              12-31-97              12-31-98             12-31-97
                                               -----------           -----------           -----------           -----------
REVENUE                                        $   200,226           $   211,327           $   476,397           $   538,811
COST OF SALES                                       34,033                59,404                68,201               126,241
                                               -----------           -----------           -----------           -----------
      Gross Profit                                 166,193               151,923               408,196               412,570
                                               -----------           -----------           -----------           -----------
OPERATING EXPENSES
  Selling, general and administrative              245,566               141,444               637,296               408,788
  Depreciation                                       3,948                 2,270                 9,807                 6,810
                                               -----------           -----------           -----------           -----------
    Total Operating Expenses                       249,514               143,714               647,103               415,598
                                               -----------           -----------           -----------           -----------
Income (Loss) from Operations                      (83,321)                8,209              (238,907)               (3,028)
                                               -----------           -----------           -----------           -----------
OTHER INCOME (EXPENSE)
  Interest income                                   13,771                 3,392                29,188                 6,054
  Interest expense                                    (738)               (1,512)               (2,806)               (4,039)
                                               -----------           -----------           -----------           -----------
    Total Other Income (Expense)-net                13,033                 1,880                26,382                 2,015
                                               -----------           -----------           -----------           -----------
Net Income (Loss) Before Income Taxes              (70,288)               10,089              (212,525)               (1,013)
Income Tax Expense (Benefit)                            --                    --                  (591)                   --
                                               -----------           -----------           -----------           -----------

Net Income (Loss)                              $   (70,288)          $    10,089           $  (211,934)          $    (1,013)
                                               ===========           ===========           ===========           ===========
Average Common and Equivalent Shares:
  Basic                                          5,776,400             1,550,000             5,421,400             1,550,000
                                               ===========           ===========           ===========           ===========
  Diluted                                        5,776,400             1,550,000             5,421,400             1,550,000
                                               ===========           ===========           ===========           ===========
Net Income (Loss) Per Common Share:
  Basic                                        $      (.01)          $       .01           $      (.04)          $      (.00)
                                               ===========           ===========           ===========           ===========
  Diluted                                      $      (.01)          $       .01           $      (.04)          $      (.00)
                                               ===========           ===========           ===========           ===========

Giving Effect to Stock Split:
Average Common and Equivalent Shares:
  Basic                                                                3,100,000                                   3,100,000
                                                                     ===========                                 ===========
  Diluted                                                              3,100,000                                   3,100,000
                                                                     ===========                                 ===========
Net Income (Loss) Per Common Share:
  Basic                                                              $       .00                                 $      (.00)
                                                                     ===========                                 ===========
  Diluted                                                            $       .00                                 $      (.00)
                                                                     ===========                                 ===========


   The accompanying notes are an integral part of these financial statements.

                           INTERNATIONAL BARTER CORP.
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997


                                                                   1998                  1997
                                                               -----------           -----------
CASH USED IN OPERATING ACTIVITIES:
Net loss                                                       $  (211,934)          $    (1,013)
Adjustments to reconcile net loss to cash
  provided by operating activities:
    Depreciation                                                     9,807                 6,700
    Bad debts                                                        1,146                    --
    Deferred income taxes                                             (591)                 (351)
    Net trade revenue earned over (under) trade costs             (161,444)              (57,035)
Changes in operating assets and liabilities:
  Accounts receivable                                               (1,311)               11,982
  Contracts receivable                                               6,218                 1,818
  Prepaids and other assets                                        (20,000)                   64
  Accounts payable and other liabilities                             9,849                17,136
                                                               -----------           -----------
      Net Cash Used by Operating Activities                       (368,260)              (20,699)
                                                               -----------           -----------

CASH USED IN INVESTING ACTIVITIES:
                                                                                     -----------
Acquisition of property and equipment                              (27,101)              (27,650)
                                                               -----------           -----------
      Net Cash Used by Investing Activities                        (27,101)              (27,650)
                                                               -----------           -----------

CASH PROVIDED BY FINANCING
  ACTIVITIES:
  Proceeds from sale of common stock                             1,493,938                    --
  Increase in notes receivable                                    (328,350)                   --
  Repayment of notes payable                                       (11,460)              (21,006)
                                                               -----------           -----------
    Net Cash Provided (Used) by Financing Activities             1,154,128               (21,006)
                                                               -----------           -----------
  Net Increase (Decrease) in Cash                                  758,767               (69,355)
  Cash at Beginning of Period                                      382,564               162,327
                                                               -----------           -----------
  Cash at End of Period                                        $ 1,141,331           $    92,972
                                                               ===========           ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                       $     2,806           $     4,039
  Cash paid for income taxes                                            --                    --


   The accompanying notes are an integral part of these financial statements.

                           INTERNATIONAL BARTER CORP.
                          NOTES TO FINANCIAL STATEMENTS

1 - BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the three-month and nine-month periods ended December 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year. The Notes to Consolidated Financial Statements included in the Company's March 31, 1998 registration statement on Form 10-SB should be read in conjunction with these consolidated financial statements.

2 - TRADE DOLLARS

At December 31, 1998, the Company had earned 18,130 IBC Trade Dollars in excess of the amount of Trade Dollars expended by the Company. At March 31, 1998, the Company had expended 5,439 IBC Trade Dollars in excess of the amount of Trade Dollars earned by the Company. This situation is commonly referred to in the commercial barter industry as a "negative trade balance". Trade Dollars expended in excess of earned by the Company is provided for in the IBC Trading Rules that govern the Exchange. Such provisions allow the Company to expend Trade Dollars in excess of earned within certain guideline amounts. The Company would be ultimately obligated to provide goods and services for sale to Exchange members to offset any amounts of Trade Dollars expended in excess of earned.

3 - CAPITAL STOCK

In July of 1998, the Company received cash for common stock and warrants through a private placement whereby, 800,000 units were sold at $1.25 per unit. Each unit consists of one share of common stock and one warrant exercisable at $1.50 per share. The warrants expire June 30, 2000. As of September 30, 1998, the shares were unissued and thereby classified as subscribed stock. During the quarter ended December 31, 1998, all of these previously unissued (subscribed) shares were issued. Also during the current quarter, $1,200 was received by the Company for the exercise of warrants for 1,200 shares of common stock. As of December 31, 1998, the shares had not been issued by the Company and were thus, classified as subscribed stock.

On July 9, 1998, the Board of Directors passed a resolution for a 2-for-1 stock split (split) of the Company's common stock to be distributed to shareholders of record after the close of market on July 24, 1998. As a result of the split, $2,020 was reclassified from the "additional paid-in capital" account to the "common stock" account.

A brokerage account was opened and funded for the sole purpose of repurchasing up to 250,000 shares of the Company's common stock in the open market. In October of 1998, 10,980 shares were repurchased for $13,012 and classified as treasury stock.

4 - INCOME (LOSS) PER SHARE

During the current fiscal year, the Company adopted FASB Statement No. 128, Earnings Per Share. Statement 128 requires presentation of basic earnings per share and diluted earnings per share. Basic earnings per share excludes potential dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share under previous generally accepted accounting principles in the United States. All

                           INTERNATIONAL BARTER CORP.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4 - INCOME (LOSS) PER SHARE (CONTINUED)

prior year earnings per share data are restated to conform with Statement 128 for consistent presentation of all years.

As explained in Note 3, on July 9, 1998, the Board of Directors passed a resolution for a 2-for-1 stock split of the Company's common stock to be distributed to shareholders of record after the close of market on July 24, 1998. In order to properly reflect earnings per share on a prospective basis, the Company has provided earnings per share disclosures assuming the stock split had occurred retroactively, along with the earnings per share disclosures based upon actual shares outstanding as of December 31, 1997 and for the three and nine months ended December 31, 1997.

Following, is a reconciliation of the numerators of the basic and diluted income
(loss) per share for the three months ended December 31, 1998 and 1997 and the nine months ended December 31, 1998 and 1997:


                                                    THREE                 THREE                   NINE                  NINE
                                                    MONTHS                MONTHS                 MONTHS                MONTHS
                                                    12-31-98             12-31-97                12-31-98             12-31-97
                                                 -------------        -------------           -------------        -------------
Net income (loss) available to
common shareholders                              $     (70,288)       $      10,089           $    (211,934)       $      (1,013)
                                                 =============        =============           =============        =============

Weighted average shares                              5,776,400            1,550,000               5,421,400            1,550,000
Effect of dilutive securities
  Warrants and options                                      --                   --                      --                   --
                                                 -------------        -------------           -------------        -------------

                                                     5,776,400            1,550,000               5,421,400            1,550,000
                                                 =============        =============           =============        =============
Basic income (loss) per share (based on
   weighted average shares)                      $        (.01)       $         .01           $        (.04)       $        (.00)
                                                 =============        =============           =============        =============
Diluted income (loss) per share                  $        (.01)       $         .01           $        (.04)       $        (.00)
                                                 =============        =============           =============        =============

Giving Effect to Stock Split:
Weighted average shares                                                    3,100,000                                   3,100,000
Effect of dilutive securities
  Warrants and options                                                            --                                          --
                                                                       -------------                               -------------

                                                                           3,100,000                                   3,100,000
                                                                       =============                               =============
Basic income (loss) per share (based on
   weighted average shares and giving
   effect to stock split)                                              $         .00                               $        (.00)
                                                                       =============                               =============
Diluted income (loss) per share (giving
   effect to stock split)                                              $         .00                               $        (.00)
                                                                       =============                               =============


5 -  REVENUE

The following table summarizes the cash and trade (consisting of IBC Trade Dollars) components of revenue for the three months ended December 31, 1998 and 1997 and the nine months ended December 31, 1998 and 1997:


                THREE             THREE              NINE             NINE
                MONTHS            MONTHS            MONTHS            MONTHS
               12-31-98          12-31-97          12-31-98          12-31-97
               --------          --------          --------          --------
Trade          $123,241          $120,102          $257,185          $298,990
Cash             76,985            91,225           219,212           239,821
               --------          --------          --------          --------
               $200,226          $211,327          $476,397          $538,811
               ========          ========          ========          ========

                           INTERNATIONAL BARTER CORP.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6 - STOCK OPTION PLAN

The Company adopted a Stock Option Plan (Plan) effective June 1, 1998 whereby, stock options for up to 20% of the shares of common stock outstanding may be granted at the fair market price at the date of grant to Directors, Officers, Employees and Consultants. Pursuant to the Plan, effective June 1, 1998, the Company granted 297,000 stock options to eleven individuals and entities; exercisable at $0.8125 per share for up to 5 years. Also, on August 31, 1998, 30,000 stock options were granted to four individuals; exercisable at $0.937 per share for up to 5 years. All options are vested 50% one year after the date of grant, and are fully vested after two years.

Additional shares were granted to one employee based upon the following schedule:


                                             LIMIT ON PERCENTAGE OF SHARES
                                                  OUTSTANDING BASED UPON
    OPTION          NUMBER                        6,050,000 SHARES OF
     PRICE        OF OPTIONS                   COMMON STOCK OUTSTANDING
    ------        ----------                 -----------------------------
    $  4.00        10,000                               0.17%
    $  6.00        20,000                               0.33%
    $  8.00        40,000                               0.66%
    $ 10.00        80,000                               1.32%
    $ 12.00       160,000                               2.64%
    $ 14.00       320,000                               5.29%


7 - NOTE RECEIVABLE

Funds totaling $328,350 were loaned to an individual, payable upon demand along with accrued interest at 8% per annum. The note is collateralized by shares in a privately-held corporation.

8 - SUBSEQUENT EVENT

Effective February 9, 1999, the Company granted 40,000 stock options to one employee; exercisable at $2.00 per share for up to 5 years.

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

RESULTS OF OPERATIONS:

THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1997:

OVERALL OPERATING RESULTS

Revenues are generally derived from transaction fees charged (cash and trade) based upon a percentage of the dollar amount of client trades in addition to monthly dues from each member. Total revenue decreased 6% to $200,226 in the third quarter of fiscal 1999 from $211,327 in the third quarter of fiscal 1998. The Company had a net loss from operations of $83,321 in the third quarter of fiscal 1999 and a net income from operations of $8,209 in the third quarter of 1998.

The Company's gross profit increased from $151,923 in the third quarter of fiscal 1998 to a gross profit of $166,193 in the third quarter of fiscal 1999. From time to time, the Company arranges sales of inventory acquired in corporate transactions. During the first nine months of fiscal 1998, the Company sold all of its available inventory for trade dollars. There were no corresponding inventory sales during fiscal 1999. Since the gross profit on inventory sales is lower than from other types of revenues, the fiscal 1998 period reflects a lower gross margin.

The Company reported a net loss of $70,288, or $(0.01) per share in the third quarter of fiscal 1999 and a net income of $10,089, or $0.01 per share ($0.00 per share assuming stock-split) in the third quarter of fiscal 1998.

REVENUE

Total Revenue. Total revenue decreased 6% to $200,226 for the three months ended December 31, 1998 from $211,327 for the three months ended December 31, 1997. Following, is a summary of the components of revenue for the three months ended December 31, 1998 and 1997:


                 1998              1997
               --------          --------
Trade          $123,241          $120,102
Cash             76,985            91,225
               --------          --------
               $200,226          $211,327
               ========          ========


Trade Exchange Revenue. Cash revenues for the three months ended December 31, 1998 decreased 18% from cash revenues for the three months ended December 31, 1997. During the third quarter of fiscal 1999, the Company's trade revenue was $123,241, up slightly from trade revenue in the third quarter of fiscal 1998. The reduction in cash revenue for the 1998 three-month period reflects the absence of special inventory sales during 1998, compared to significant inventory sales during the 1997 three-month period.

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

COSTS, EXPENSES AND GROSS MARGINS

Costs of Trade Exchange Revenue. Costs of trade exchange revenue decreased to $34,033 in the third quarter of fiscal 1999 from $59,404 in the third quarter of fiscal 1998. The gross margin from trade exchange operations was $166,193 in the third quarter of fiscal 1999 as compared to $151,923 in the third quarter of fiscal 1998. Costs of trade exchange revenue were 17% of trade exchange revenue in the third quarter of fiscal 1999 and 28% in the third quarter of fiscal 1998.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (including depreciation) increased from $143,714 in the third quarter of fiscal 1998 as compared to $249,514 in the third quarter of fiscal 1999. The increase was primarily attributable to the following factors:

(a) Significant resources were devoted in the third quarter to the development of the "Ubarter.com" Internet website. The Company plans to invest much of its available resources into the future development of Ubarter.com with the objective of attracting a significant share of the Internet barter commerce market.*

(b) During the third quarter of fiscal 1999, salaries increased due to the addition of several key personnel. Two full-time employees were hired to work primarily on the future development of Ubarter.com. A Chief Financial Officer was hired to fill a new position in the Company. Two new trade brokers and an Executive Assistant were also hired.

(c) Additional costs were incurred in the first three quarters of 1999 which were not incurred in the first three quarters of 1998, including such items as legal and other professional fees for assistance with regulatory filings, strategic development costs, and increased investor relations costs.

One of the advantages available to barter businesses is the ability to pay a significant portion of its operating costs such as graphic design, advertising and printing using Trade Dollars. The balance of Trade Dollars held by the Company was $18,130 at December 31, 1998, compared to an accumulated deficit of $5,439 at March 31, 1998.

NINE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 1997:

OVERALL OPERATING RESULTS

Revenue decreased 13% to $476,397 in the first three quarters of fiscal 1999 from $538,811 in the first three quarters of fiscal 1998. The Company had a net loss from operations of $238,907 in the first three quarters of fiscal 1999 and a net loss from operations of $3,028 in the first three quarters of 1998. The Company's gross margin decreased to a gross profit of $408,196 in the first three quarters of 1999 from $412,570 in the first three quarters of fiscal 1998.

The gross margin in the first three quarters of fiscal 1999 was higher than the gross margin in the first three quarters of fiscal 1998. The Company sold inventory on consignment from its showroom. In the first three quarters of fiscal 1998, the Company focused on selling all of its showroom inventories and did not rebuild them in fiscal 1999. There was therefore, a decrease in revenue from sales of showroom inventory from fiscal 1998 to 1999. Since the gross profit on sales of showroom inventory is much lower than from other types of revenues, the gross margin was higher in the first three quarters of 1999 than it was in the first three quarters of 1998.

The Company reported a net loss of $211,934, or $(0.04) per share in the first nine months of 1998 and a net loss of $1,013, or $(0.00) per share ($0.00 per share assuming stock-split) in the first nine months of 1997.

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

REVENUE

Total Revenue. Total revenue decreased 13% to $476,397 in the first nine months ended December 31, 1998 from $538,811 for the first nine months ended December 31, 1997. Following, is a summary of the components of revenue for the nine months ended December 31, 1998 and 1997:


                1998              1997
               --------          --------
Trade          $257,185          $298,990
Cash            219,212           239,821
               --------          --------
               $476,397          $538,811
               ========          ========


Trade Exchange Revenue. Cash revenues for the nine months ended December 31, 1998 decreased 9% from cash revenues for the nine months ended December 31, 1997. During the 1998 nine-month period, the Company's trade revenue was $257,185, down 16% from trade revenue in the 1997 nine-month period. The reduction in both cash and trade revenues for the 1998 nine-month period reflects the absence of special inventory sales during 1998, compared to significant inventory sales during the 1997 nine-month period.

COSTS, EXPENSES AND GROSS MARGINS

Costs of Trade Exchange Revenue. For the nine months ended December 31, 1998, the costs of trade exchange revenue were $68,201, or 14% of revenue, compared to $126,241, 23% of revenue, during the 1997 nine-month period. The gross margin from trade exchange operations was $408,196 for the 1998 nine-month period, compared to $412,570 for the 1997 nine-month period. As a percentage of revenue, however, the 1998 gross margin was greater than for the 1997 nine-month period. This is attributable to 1997 inventory sales, as discussed above.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (including depreciation) increased from $415,598 in the first three quarters of fiscal 1998 as compared to $647,103 in the first three quarters of fiscal 1999. The increase was primarily attributable to the following factors:

(a) Significant resources were devoted in the third quarter to the development of the "Ubarter.com" Internet website. The Company plans to invest much of its available resources into the future development of Ubarter.com with the objective of attracting a significant share of the Internet barter commerce market.*

(b) During the third quarter of fiscal 1999, salaries increased due to the addition of several key personnel. Two full-time employees were hired to work primarily on the future development of Ubarter.com. A Chief Financial Officer was hired to fill a new position in the Company. Two new trade brokers and an Executive Assistant were also hired.

(c) Additional costs were incurred in the first three quarters of fiscal 1999 which were not incurred in the first three quarters of fiscal 1998, including such items as legal and other professional fees for assistance with regulatory filings, strategic development costs, and increased investor relations and telephone costs.

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its activities primarily through its equity financing activities, most recently in July 1998 through a $1.0 million private placement of units, consisting of common stock and E Warrants.

At December 31, 1998, the Company's working capital was $1,190,566, a ratio of
34.2 to 1, based on current assets of $1,226,454 and current liabilities of $35,888. The Company's working capital was $413,330 at March 31, 1998, a ratio of 12.7 to 1, based on current assets of $448,800 and current liabilities of $35,470. The increase in working capital resulted primarily from the increase in the Company's cash to $1,141,331 at December 31, 1998, from $382,564 at March 31, 1998. This primarily resulted from the Company's financing activities during the period. Proceeds from sale of common stock were $1,506,950 during the 1998 nine-month period. There were no comparable proceeds from common stock sales during the 1997 nine-month period.

The cash supplied by financing activities during the fiscal year ended March 31, 1998 totaled $282,138, which primarily reflected the receipt of $298,850 in net proceeds from the exercise of warrants. The cash generated by financing activities during fiscal 1997 was $135,540, which is primarily attributable to proceeds of $150,000 from the sale of common stock.

During the nine-month period ended December 31, 1998, the Company used net cash of $368,260 in its operations, compared to the use of $20,699 for operations in the nine-month period ended December 31, 1997. The increase in cash used in operations was primarily attributable to increased personnel and development costs during the 1998 nine-month period over the comparable 1997 nine-month period.

The net cash used for operating activities during the fiscal year ended March 31, 1998 was $47,986. During that fiscal year there was $32,509 in net income. The primary adjusting item was the deficit of $106,570 in net trade revenue earned over trade costs. During fiscal 1998, there were increases in accounts payable and other liabilities of $12,931, and $10,755 of depreciation. By comparison, the net cash used for operating activities during fiscal 1997 totaled $21,768. The cash used in fiscal 1997 reflected a $62,672 net loss, $125,000 of common stock issued for services, a deficit of $39,549 in net trade revenue earned over trade costs, and $9,080 in depreciation.

During the nine-month period ended December 31, 1998, the Company used net cash of $27,101 for the acquisition of property and equipment, compared to $27,650 during the 1997 nine-month period. The total cash used for investing activities during the fiscal year ended March 31, 1998 was $13,915. No net cash was used during fiscal 1997 for investing activities.

Total stockholders' equity increased to $1,754,793 at December 31, 1998, from $470,483 at March 31, 1998. This increase was directly attributable to cash provided by the financing activities of the Company during the nine-months ended December 31, 1998.

The Company maintains its major cash balances at one financial institution located in Las Vegas, Nevada. Funds not required for the immediate needs of the Company may be invested in certificates of deposit, short-term government obligations, or money market funds.

The Company leases its office facility in Seattle, Washington. Future minimum rental commitments pursuant to this lease are $22,200 for fiscal 1999. Of the minimal rental commitment due in fiscal 1999, $15,600 is payable in cash and $6,600 is payable in trade dollars.

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPTTAL RESOURCES (CONTINUED)

The Company believes its existing working capital and anticipated cash from financing activities will be sufficient to allow it to achieve its expected expansion goals and demands for its services through the end of the 1999 calendar year.* Despite this belief, there is no assurance that the Company's resources will be sufficient. The Company anticipates that a significant portion of its anticipated near-term capital resources, up to $1,200,000, will be provided through the exercise of outstanding E Warrants issued in a prior offering, which are exercisable at the price of $1.50.* The perceived value of these warrants at any given time is related to the market price of the Company's common shares, which trade over the counter on the OTC Bulletin Board. If the Company is unable to obtain anticipated financing through the exercise of warrants, the Company may be unable to successfully implement its short-term plans for expansion or meet its working capital requirements.

The Company anticipates having to raise additional capital by equity issuance during the next several years, as the Company expects to grow at rates that will require more funds than will be generated by its operations. The Company does not have any commitments for additional financing at this time. The Company's ability to obtain additional capital may be dependent on market conditions, the national economy and others factors outside the Company's control. If adequate funds are not available or are not available at acceptable terms, the Company's long-term ability to finance its expansion, develop or enhance services or respond to competitive pressures would be significantly limited.

Insofar as funds may be required for operations, the Company occasionally engages in barter trading for its own account, and may expend trade dollars in excess of the amount of trade dollars earned. This negative trade balance provides the Company with a certain measure of additional liquidity and the opportunity to complete advantageous purchase transactions that benefit the Company and barter exchange clients. At December 31, 1998, the Company had earned 18,130 trade dollars in excess of the amount of trade dollars expended by the Company, and at March 31, 1998, the Company had expended 5,439 trade dollars in excess of the amount of trade dollars earned. The Company considers the current level manageable.

DEVELOPMENT ACTIVITIES

Ubarter.com. Ubarter.com is an Internet website for electronic barter trading that was launched by the Company on July 20, 1998. The software, at that time, had design flaws that made transacting trades somewhat cumbersome for the user. As a result, customer participation was moderate and the project got off to a slow start. In September 1998, an updated version was released with certain improvements but which failed to provide full functionality. In December 1998, the Company retained MindCorps Inc., a website developer based in Seattle, Washington, to redesign and develop a new Ubarter.com site. The development of Ubarter.com is not yet completed, and the Company intends to invest much of its available resources into the future development of Ubarter.com in order to attract a significant share of the related Internet barter commerce market.

The full development and implementation of the Company's Ubarter.com Internet website will require additional capital. There can be no assurance that working capital will be available or will be adequate to develop the website. Furthermore, if developed, it is uncertain whether Ubarter.com will produce material revenue for the Company or whether it even can be run profitably.

--------
* This is a forward-looking statement reflecting current expectations and intentions. There can be no assurance that the Company's actual future performance will meet the Company's current expectations or intentions, due to factors described in this section.

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

DEVELOPMENT ACTIVITIES (CONTINUED)

The Company expects to experience negative cash flow and operating losses from its investment of working capital during the development period, after which positive cash flow and profitable operations from the Ubarter.com website are expected.* Two full-time personnel have been hired by the Company to work on the future development of Ubarter.com. The market focus of Ubarter.com is to draw customers who presently engage in traditional barter transactions and to attract new customers who may be unfamiliar with the barter concept but routinely engage in electronic commerce. The ultimate goal of Ubarter.com is to provide a central, worldwide clearinghouse for electronic barter transactions. However, there can be no assurance that adequate funds from operations or investors will be available to successfully complete the project as planned.

TRADE EXCHANGE ACQUISITIONS

The Company also intends to devote significant financial and human resources to a strategic plan of acquiring existing profitable barter trade exchanges in the United States and in other selected countries throughout the world. Such acquisitions could result in negative cash flows and operating losses initially but are expected in the long term to provide positive cash flows and increase the overall profitability of the Company.* However, there can be no assurance that adequate funds will be available to successfully acquire additional barter trade exchanges as planned. One of the Company's assumptions in making acquisitions is that it will be able to utilize its common stock as a primary medium of exchange, rather than cash. This assumption may prove to be incorrect.

In addition to increasing its level of expenditures to further develop Ubarter.com and assimilate other barter exchanges, the Company expects to increase its operating expenses to expand its operations and enlarge its organization. These anticipated increases in operating expense levels and developmental costs will adversely effect operating results for the near term. Further, if the Company successfully accomplishes its plan of acquiring existing barter trade exchanges, the Company believes that the acquisitions could result in additional negative cash flows and operating losses until the acquisitions can be successfully integrated into the Company's operations. If it is successful in its plans, the Company may experience rapid growth and may require additional funds to expand its operations. Consequently, the Company believes that it will continue to incur losses during the 1999 fiscal year.* If acquisitions of other exchanges are consummated, period-to-period comparisons of the Company's financial results may not be necessarily meaningful and should not be relied upon as an indication of future performance.

The Company hopes to acquire at least one regional trade exchange during fiscal 1999.* From time to time in its marketing efforts, the Company identifies barter exchanges that may be suitable for integration into the Company's system and contacts the operators of these exchanges. The Company has recently entered into negotiations to acquire one such exchange, which if consummated, would be a significant acquisition. However, the Company's obligations will be subject to numerous contingencies and conditions. If these discussions result in a definitive agreement, of which there is no assurance, it is anticipated that the Company would utilize a combination of cash, trade dollars and common stock as consideration for the acquisition.

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

REAL ESTATE ACQUISITIONS

The Company may from time to time invest in real estate as part of its barter activities for its own account. The Company has no policy regarding its possible investment in real estate, including the percentage of assets which may be invested in any one investment, the type of real estate, or whether assets may be acquired primarily for potential capital gain or for income. Shareholder approval is not required for real estate investment activities. The Company does not expect that real estate investments will form a substantial portion of its future business activities.

During July 1991, the Company acquired six 10-acre parcels located in Spokane, Washington for $120,000. The property was sold during the period from August 1991 to November 1994. Consideration for the sale included ten-year and fifteen-year notes receivable totaling $37,700, with interest at rates from 10% to 10.75%, respectively. These notes receivable are secured by the property and totaled $28,979 at December 31, 1998. The Company's purpose of this investment was primarily for possible capital gain.

DISCUSSION OF THE YEAR 2000 ISSUE

Background. Many computer programs have been written using two digits rather than four to identify the year. Any computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. Systems that do not properly recognize this information could fail or generate miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. This situation is commonly referred as the year 2000 or "Y2K" problem.

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

Remediation plans. The Company's principal software vendor has begun reprogramming of its proprietary software which is approximately 40% completed. The remaining portion is mainly related to a small segment of data fields. The Company anticipates that the project will be completed sometime during the first half of 1999. The cost of this reprogramming is not significant and is not expected to have a material effect on the Company's results of operations when incurred. With respect to software supplied by third parties, the Company has determined that such software is already Y2K compliant or will be compliant well before the year 2000 or, alternatively, that any such software will be replaced at a cost which is not material to the Company's results of operations.

Uncertainties and Contingencies. The Company presently believes that with modifications to existing software and conversions to new software, the Y2K issue can be mitigated. Management does not believe that the Company will incur significant operating expenses or be required to invest heavily in computer system improvements to be Y2K compliant. However, even if such modifications or conversions are not made, or are not completed timely, the Company would be able to continue operations manually. This would result in more cumbersome and less efficient operations but is not currently expected to have a material adverse effect on the Company's business, operations or financial condition.

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

DISCUSSION OF THE YEAR 2000 ISSUE (CONTINUED)

However, there is no guarantee that the software of other companies on which the Company's software relies will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company and its operations. Significant uncertainty exists concerning the potential costs and effects associated with any year 2000 compliance.

                          PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In July of 1998, the Company received cash for common stock and warrants through a private placement whereby, 800,000 units were sold at $1.25 per unit. Each unit consists of one share of common stock and one warrant exercisable at $1.50 per share. The warrants expire June 30, 2000. As of September 30, 1998, the shares were unissued and thereby classified as subscribed stock. During the quarter ended December 31, 1998, all of these previously unissued (subscribed) shares were issued. Also during the current quarter, $1,200 was received by the Company for the exercise of B warrants for 1,200 shares of common stock. As of December 31, 1998, the shares had not been issued by the Company and were thus, classified as subscribed stock.

The issuances of common stock to investors upon exercise of warrants were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. The recipients of securities in each such transaction had pre-existing relationships with the Company, were not contacted through advertising or general solicitation, and had adequate access, through their relationships with the Company, to information about the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders ("Annual Meeting") of International Barter Corp. was held at the Double Tree Hotel Seattle Airport in Seattle, Washington on Tuesday, November 24, 1998, beginning at 1:00 p.m. local time.

At the Annual Meeting, the following four directors were elected to serve for a term of one year. No other director's term of office continued after the meeting.


                                            POSITIONS AND OFFICES HELD
                  DIRECTORS                 WITH THE COMPANY
                  ---------                 ----------------
                  Steven M. White           Chief Executive Officer, President
                                            Director, Chairman of the Board
                  Alan Zimmelman            Vice President, Director
                  Richard Mayer             Vice President, Director
                  Glen T. White             Director


The Company's shareholders approved and ratified the 1998 Stock Option Plan ("1998 Plan"), and specific awards made under the 1998 Plan consisting of options to purchase an aggregate of 297,000 shares of common stock.

The Company's common stock was the only type of security entitled to vote at the Annual Meeting. Only shareholders of record at the close of business on October 12, 1998 ("Record Date") were entitled to receive notice of the Annual Meeting. As of the Record Date, there were 4,975,200 shares of common stock outstanding. There were 3,869,447 shares represented at the Annual Meeting in person or by proxy, each share entitled to one vote on each matter to be voted upon.

           The votes at the meeting were as follows:


                                                                                                   Broker
                                           For                Against          Abstentions        Non-votes
                                           ---                -------          -----------        ---------
Nominee Steven M. White                 3,865,477                  0              4,000
Nominee Alan Zimmelman                  3,866,747                  0              2,700
Nominee Richard Mayer                   3,867,347                  0              2,100
Nominee Glen T. White                   3,864,447                  0              5,000

Ratification of the 1998 Stock
Option Plan and option awards           2,871,232             19,400             10,175            968,640


ITEM 5. OTHER INFORMATION

On January 29, 1999, the Company filed a registration statement and prospectus on Form SB-2 covering 2,603,800 shares of common stock of the Company, which may be offered and sold from time to time by one or all of the selling shareholders named in the prospectus.

    All of the common stock offered by the prospectus consists of either:

o Issued in private placements by the Company upon the exercise of outstanding warrants,

o Issued by the Company to three selling shareholders in a private placement completed in July 1998; or

o To be issued by the Company to three selling shareholders upon the exercise of 800,000 warrants previously issued by the Company in a private placement. Each warrant entitles the holder to purchase one share of common stock at a price of $1.50 per share until June 20, 2000.

The shares eligible for sale by selling shareholders represent approximately 40% of the Company's issued and outstanding shares of common stock, assuming exercise of the 800,000 warrants. The Company will not receive any of the proceeds from the sale of the common stock by the selling shareholders, although the Company will receive $1,200,000 upon exercise of all of the warrants, when and if they are exercised.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

27 Financial Data Schedule

No reports on Form 8-K have been filed during the quarter ended December 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

INTERNATIONAL BARTER CORP.
--------------------------
(Registrant)



Date: February 12, 1999

 /s/ Steven White
-------------------------------
Steven White, Chairman of the Board of Directors,
President and Chief Executive Officer (principal
executive officer and director)

Date: February 12, 1999

/s/ Kevin R. Andersen
-------------------------------
Kevin R. Andersen, Chief Financial Officer (principal
accounting officer)