Form 10KSB
period 1999-03-31
UBARTER COM INC
filed 1999-06-30
CIK 1030814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 12B-25

                          NOTIFICATION OF LATE FILING

                        Commission File Numbers:000-24005


(Check One):[X]Form 10-K and Form 10-KSB [ ]Form 20-F [ ]Form 11-K
            [ ]Form 10-Q and Form 10-QSB [ ] Form N-SAR

                        For Period Ended: March 31, 1999

                       [ ] Transition Report on From 10-K
                       [ ] Transition Report on From 20-F
                       [ ] Transition Report on From 11-K
                       [ ] Transition Report on From 10-Q
                       [ ] Transition Report on From N-SAR

               For the Transition Period Ended: ------------------

--------------------------------------------------------------------------------
  Read Instruction (on back page) Before Preparing Form. Please Print or Type.

--------------------------------------------------------------------------------
      NOTHING IN THIS FORM SHALL BE CONSTRUED TO IMPLY THAT THE COMMISSION
                 HAS VERIFIED ANY INFORMATION CONTAINED HEREIN.

--------------------------------------------------------------------------------
If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:


--------------------------------------------------------------------------------
                        PART I -- REGISTRANT INFORMATION


                                UBARTER.COM INC.
--------------------------------------------------------------------------------
                            Full Name of Registrant

                           INTERNATIONAL BARTER CORP.
--------------------------------------------------------------------------------
                           Former Name if Applicable


                      21400 International Blvd., Suite 207
--------------------------------------------------------------------------------
           Address of Principal Executive Office (Street and Number)


                            Seattle, Washington 98198
--------------------------------------------------------------------------------
                            City, State and Zip Code

                      PART II -- RULES 12b-25 (b) and (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

   [X]    (a)  The reasons  described in  reasonable  detail in Part III of this form could not be eliminated without unreasonable effort or expense;

   [X]    (b)  The subject annual report,  semi-annual report, transition report on From 10-K, 20-F, 11-K, or Form N-SAR, or portion thereof, will be filed on or before the  fifteenth  calendar day  following the
               prescribed  due  date;  or  the  subject   quarterly   report  or
               transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

   [X]    (c)  The  accountant's  statement  or other  exhibit  required by Rule
               12b-25(c) has been attached if applicable.


                             PART III -- NARRATIVE

State below in reasonable detail the reasons why the Form 10-K 20-F, 11-K, N-SAR, or the transition report or portion thereof, could not be filed within the prescribed time period. (ATTACH EXTRA SHEETS IF NEEDED)

     The Registrant has been unable to complete the preparation of its annual financial statements for submission to its independent auditors due to delays in gathering information, including information from third parties, required to complete the preparation of the financial statements. Attached to this report is a letter from the Registrant's independent certified public accountants describing the reasons such firm has not formed an opinion on the Registrant's consolidated financial statements as of and for the year ended March 31, 1999.


                          PART IV -- OTHER INFORMATION

(1) Name and telephone number of persons to contact in regard to this notification.


      Kevin R. Andersen                 801                486-0096
------------------------------    --------------   --------------------------
          (Name)                    (Area Code)         (Telephone Number)



(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities and Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such reports been filed? If answer is no, identify report(s).

     [ X ] Yes            [  ]   No

(3) Is it anticipated that any significant change in results or operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

     [ X ] Yes            [  ]   No

If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if separate, state the reasons why a reasonable estimate of the results cannot be made.

     The Registrant expects to record a significant loss from operations in fiscal 1999 compared with $29,800 of income from operations in fiscal 1998. The loss results primarily from significant increases in product development expense, general and administrative expenses and compensation expense related to options issued in fiscal 1999 compared with fiscal 1998. Product development expenses increased primarily as a result of increased compensation for product development staff and payments to outside contractors in connection with the development of Registrant's website. General and administrative expenses increased as a result of the addition of several key personnel in fiscal 1999. The amount of the compensation expense related to the options are currently being reviewed by the Registrant.

                                UBARTER.COM INC.
                   -------------------------------------------
                  (Name of Registrant as Specified in Charter)


has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.



Date: June 29, 1999                  By: /s/ Kevin R. Andersen
      ----------------                   ---------------------------------------



INSTRUCTION: The form may be signed by an executive officer of the Registrant or by any other duly authorized representative. The name and title of the person signing the form shall be typed or printed beneath the signature. If the statement is signed on behalf of the registrant by an authorized representative (other than an executive officer), evidence of the representative's authority to sign on behalf of the registrant shall be filed with the form.


                                   ATTENTION

--------------------------------------------------------------------------------
        INTENTIONAL MISSTATEMENTS OR OMISSIONS OF FACT CONSTITUTE FEDERAL
                    CRIMINAL VIOLATIONS (SEE 18 U.S.C. 1001)
--------------------------------------------------------------------------------

GENERAL INSTRUCTIONS

1. This form is required by Rule 12b-25 (17 CFR 240/12b-25) of the General Rules and Regulations under the Securities Exchange Act of 1934.

2. One signed original and four conformed copies of this form and amendments thereto must have been completed and filed with the Securities and Exchange Commission, Washington D.C. 20549, in accordance with Rule 0-3 of the General Rules and Regulations under the Act. The information contained in or filed with the form will be made a matter of public record in the Commission files.

3. A manually signed copy of the form and amendments thereto shall be filed with each national securities exchange on which any class of securities of the registrant is registered.

4. Amendments to the notifications must also be filed on Form 12b-25 but need not restate information that has been correctly furnished. The form shall be clearly identified as an amended notification.

MOSS ADAMS LLP
--------------------------------------------------------------------------------
CERTIFIED PUBLIC ACCOUNTANTS








Securities and Exchange Commission
Washington, D.C.  20549


We were retained by Ubarter.com Inc. as independent certified public accountants to report on the consolidated financial statements as of and for the year ended March 31, 1999. We are currently waiting on material information from third parties and therefore, as of June 29, 1999, the required filing date for the Registrants Annual Report on Form 10-KSB, have not formed an opinion on the Company's consolidated financial statements. The information is expected to be received in time to meet the filing extension deadline provided by Form 12b-25.



/s/ MOSS ADAMS L.L.P.
June 29, 1999
Seattle, Washington