Form 10KSB
period 1998-12-31
UBARTER COM INC
filed 1999-07-12
CIK 1030814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
--------------------------------------------------------------------------------



                                   FORM 10-KSB
(Mark One)

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 1999.

                                       Or

[]   Transition Report under Section 13 or 15(d) of the Securities  Exchange Act
     of  1934  for  the   transition   period   from -------- to --------.

                       -----------------------------------
                         Commission file number 0-24005
                       -----------------------------------

                                UBARTER.COM INC.
                 (Name of small business issuer in its charter)

          NEVADA                                         91-1739746
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

   21400 International Blvd. #207
          Seattle, WA                                         98198
(Address of principal executive offices)                    (Zip Code)

                                 (206) 870-9290
                           (Issuer's telephone number)
                           ---------------------------

         Securities Registered Under Section 12(b) of the Exchange Act:
                                      None
         Securities Registered Under Section 12(g) of the Exchange Act:
                         Common Stock, $0.001 par value
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes  [X]                No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.    [X]

State issuer's revenues for most recent fiscal year: $504,500

State the aggregate market value of the voting and non-voting common equity held by non-affiliates based on the average bid and asked price as of June 1, 1999:
$17,361,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,915,420 shares of Common Stock as of March 31, 1999.

Documents Incorporated by Reference

Portions of Company's Proxy Statement relating to its 1999 Annual Meeting of Shareholders and the Current Report on Form 8-K/A (for event on March 2, 1999) dated May 14, 1999 are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Format.         Yes [  ]  No [X]

                               TABLE OF CONTENTS




                                     PART I
                                                                                                      Page

Item 1.     Description of Business   ...............................................................   4

Item 2.     Description of Property   ...............................................................  13

Item 3.     Legal Proceedings .......................................................................  13

Item 4.     Submission of Matters to a Vote of Security Holders......................................  13

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters.................................  14

Item 6.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations..............................................................  16
Item 7.     Financial Statements.....................................................................  31

Item 8.     Changes In and Disagreements With Accountants on
              Accounting and Financial Disclosure....................................................  31

PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
              Compliance With Section 16(a) of the Exchange Act.....................................   32

Item 10.    Executive Compensation .................................................................   32

Item 11.    Security Ownership of Certain Beneficial Owners and Management........................     32

Item 12.    Certain Relationships and Related Transactions..........................................   32

Item 13.    Exhibits and Reports on Form 8-K........................................................   32



Forward Looking Statements

The discussion in this report contains forward-looking statements, including, without limitation, statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we give no assurance that such expectations will prove to be correct. The forward-looking statements involve risks and uncertainties that affect Ubarter.com's operations, financial performance and other factors as discussed herein and in our filings with the Securities and Exchange Commission.

                                     PART I

Item 1.  Description of Business

General

     Ubarter.com provides business-to-business barter services for retail, professional, media and other corporate clients. Currently, we offer services through our offices in Seattle, Washington, Toronto, Ontario, Vancouver, British Columbia and Windsor, Ontario. We are developing an expanded and technologically advanced business-to-business barter system which will include an Internet website at http://www.ubarter.com, to provide our clients an e-commerce solution to barter over the Internet. With the growing adoption of the Web, we believe the creation of a Web-based barter community in which buyers and sellers are brought together in an efficient and convenient manner offers us the opportunity to expand significantly the number of clients and products and services offered through our barter system.

     As a result of our acquisition of Barter Business Exchange, Inc., the largest trade exchange in Canada, in March 1999, we now have approximately 3,200 clients who offer over 7,000 products and services. We expect these clients to transact approximately $25 million of annual trading volume and to generate over $3 million of annual revenue, based on the historical trading volume and revenues of the combined companies. Our revenue is derived primarily from transaction fees. We charge a cash fee on both sides (i.e. to both the seller and buyer) of each barter transaction.

     We manage a private barter currency, "Ubarter Dollars(TM)", to enable our clients to sell their products or services to our other clients for Ubarter Dollars. Trade dollars allow clients to purchase goods and services from other exchange members instead of cash. In turn, these clients then use their Ubarter Dollars to purchase products and services for which they would otherwise spend cash. We market products and services offered by our clients through directories, newsletters, e-mail, faxes, trade brokers and other means. Sales are generally conducted by clients directly, but can be facilitated by our trade brokers. Generally, sales are made at or near prevailing retail prices.

     By using our services, businesses are able to increase sales and market share, decrease cash expenditures, reduce surplus inventory, take advantage of underutilized capacity and increase cash flow. Barter is especially useful to businesses where the variable costs of products or services are low such as hospitality and professional businesses. For example, a hotel that has not filled its rooms by the end of the day has lost potential revenue but still has the same overhead associated with owning and maintaining its facility.

     We sometimes engage in barter trading for our account. For example, we sometimes acquire merchandise for our account and then remarket and trade the merchandise to other clients for Ubarter Dollars. Typically, we do this to establish or maintain client relationships, to take advantage of favorable opportunities and to facilitate and enhance our barter business for clients. We also engage in barter to pay for some of our operating costs.

     Once we establish our web presence, we like other companies doing business on the Internet, plan to create a sense of community among our clients by offering chat rooms and other networking events. We anticipate a soft launch of the initial phase of our website in September 1999, subject to completion of beta testing and depending on certain business considerations. We expect to launch the remaining phases of our website throughout the remainder of fiscal year 2000.

     Through our data processing system, we act as a third party record keeper of client barter transactions and account balances. When clients make barter purchases and sales, we debit Ubarter Dollars from the buyer's account and credit the seller's account. Clients receive a monthly account statement showing all activity for the period. In the future, we intend to institute a direct payment system by charging our clients' credit cards or through automatic withdrawals from their bank accounts. We will encourage clients to use the direct payment system by offering lower transaction fees if they elect direct payment.

     Ubarter Dollars are based on the U.S. dollar in the United States and the Canadian dollar in Canada. We will expand this "currency conversion" to other countries as we move into other markets. We use the trade dollar as an accounting unit to record the value of barter transactions as established by the parties to the transactions. We do not redeem Ubarter Dollars for cash.

     Ubarter.com was incorporated in Nevada in September 1996 under the name International Barter Corp. for the purpose of merging with Cascade Trade Association, a Seattle based trade exchange. Cascade Trade, founded in 1983 by Steven White, Ubarter.com's President and Chief Executive Officer, had approximately 500 clients in the Seattle area at the time of the merger. Ubarter.com began a direct public offering of common stock after the merger and became publicly traded in February 1998. In March 1999, we acquired all of the outstanding stock of BBE, the largest trade exchange in Canada. In April 1999, International Barter Corp.'s name was changed to Ubarter.com Inc. to reflect our change to an Internet-based business model.

     Our principal executive offices are located at 21400 International Blvd., Suite 207, Seattle, Washington 98198. Our telephone number is (206) 870-9290 and our website, which is currently under construction and in internal beta testing, is located at http://www.ubarter.com.

Business Strategy

     Our goal is to expand our position in the barter industry in North America by focusing on customer service, by expanding the range and availability of products and services offered in Ubarter.com, by increasing the number of our clients, by expanding geographically and by establishing an efficient and easy-to-use e-commerce barter site for clients. To achieve this, we are in the process of instituting the following business strategy.

     Develop technologically advanced multi-channel barter system, including an online barter system. We are in the process of developing front and back end technology systems to create a technologically advanced barter system. The focus of our new system will be to provide online barter transaction capability. Once these systems are completed, our clients will be able to execute barter transactions through any of the following three channels:

     o    electronically through our Internet site,

     o    by speaking with a trade broker located at one of our offices or

     o    directly with another client using a Ubarter.com card.


     Acquire key players in the barter industry. We intend to continue expanding our business by acquiring other strategically located trade exchanges in the United States and Canada and integrating these exchanges into our operations. In considering acquisitions of trade exchanges we intend to look for candidates with the following attributes:

     o    regional presence complimenting our presence,

     o significant client base offering a wide variety of products and services,

     o    sound credit management and

     o    positive cashflow.

These acquisitions would provide us with the critical mass of products and services in their respective regions and, therefore, would support our online growth plans.

     Create strategic marketing alliances. We are and will pursue strategic marketing alliances in order to obtain access to thousands of businesses which do not engage in bartering and/or may be unaware of the advantages of bartering. We have an agreement in place, and intend to enter into more agreements, to create strategic relationships with online and offline companies with numerous business clients to which Ubarter.com will obtain access. Since these types of alliances are critical to the growth of our client base, we are spending significant time and resources developing these opportunities and working to build our brand recognition.

     Establish North American field sales presence. To grow our client base and build brand recognition, we have initiated a plan to place two field sales people in each of the largest 25 cities in North America, based on current clients and clients we may obtain from strategic alliances and acquisitions. We would like to complete this plan by the end of fiscal 2001. These account executives would be responsible for registering new clients in their area.

Internet Site

     We are in the process of developing and preparing to launch a business-to-business e-commerce site for our barter business. In December 1998, we retained MindCorps Inc., a website developer based in Seattle, to develop a new Ubarter.com site. Founded in 1996 to develop web technologies, MindCorps is a leader in delivering high-performance web-based business solutions, including highly functional Internet stores and auctions and online interactive communities.

     We intend to launch the new Ubarter.com site in several phases over the remainder of fiscal year 2000. We expect to launch the first phase in September 1999, subject to completion of beta testing and depending on certain business considerations. We intend for the first phase to allow new clients to register for membership, all clients to post and update product or service offerings and anyone with access to the Internet to browse through our directory of items, 24 hours a day, 7 days a week. The initial release will also have limited e-commerce functionality. The location of the site will be: http://www.ubarter.com.

     In July 1998, we launched an Internet  website to the general  public.  The
website  did  not  provide  adequate   functionality  required  by  us  and  was
unsuccessful. We terminated the site later in 1998.

Clients

     Ubarter.com currently has approximately 3,200 active clients in North America. These clients are in businesses such as media and advertising, travel and entertainment, printing, hospitality, professional services, construction and trade services, healthcare and dining.

     Our clients may engage in barter activity for a number of reasons including their desire to accomplish the following goals:

          o generate new sales, add new channels of distribution and increase market share,

          o    decrease cash expenditures and thereby increase cash flow,

          o    reduce slow moving inventory,

          o exchange unproductive assets and excess capacity for useful products or services,

          o    reduce need for financing and

          o    maximize efficiencies

     The key to a trade exchange over traditional barter transactions is that members do not have to accept each others' products and services directly. Historically, this has been one of the biggest drawbacks to one on one barter transactions. Our clients earn Ubarter Dollars which they are free to spend on any products or services offered by our members in any denomination. The following is a representative example of a barter transaction: A dentist needs to have her office remodeled. Through our barter exchange, she hires a contractor who agrees to perform the remodeling work for $500 in Ubarter Dollars. The dentist has these Ubarter Dollars in her account to spend because she had previously provided dental work to the owner of a vacation resort, a restaurant and a lawyer, all clients of Ubarter.com, in exchange for Ubarter Dollars. The other clients originally acquired these Ubarter Dollars by providing services for other Ubarter.com clients.

     Barter is especially useful to those businesses where the variable costs of products or services are low such as hotels, media and other travel-related businesses. For example, a hotel that has not filled its rooms by the end of the day has lost potential revenue but still has the same overhead associated with owning and maintaining its facility. A radio station or newspaper that has not filled available advertising space has lost the opportunity to generate revenue but still has incurred virtually the same costs. In short, businesses can leverage their low variable cost products and services into more purchasing dollars. For example, America Online Canada, one of our clients, sells Internet services to new accounts for Ubarter Dollars. Their marginal cost of providing these services is minimal, however they are able to use the Ubarter Dollars they receive from the sale of Internet service to purchase printing and other promotional materials.

     In order to facilitate trading, we often grant Ubarter Dollar lines of credit to creditworthy clients. We issue the credit lines under our own guidelines. These guidelines include the financial stability of the client and the demand for the client's product or service by other clients. Eventually, we intend to process online credit applications and offer immediate lines of credit based on past credit records of the client applying.

Sales, Marketing and Trading

Sales

     The primary function of our sales department is to grow our client base. We use standardized marketing and support materials, advertising, ongoing training, promotion and support to expand our client base. The sales effort is led by our Account Executives (AE). Currently we have 11 AEs. We anticipate hiring approximately another eight in the next several months. These AEs are all based in one of our four regional offices. AEs contact prospective clients to market the benefits of barter and joining Ubarter.com. In addition, AEs attend various meetings and networking events in their areas.

Marketing

     Our marketing strategy is to promote our brand and attract buyers and sellers to our barter system. Among other things, we issue press releases and use an outside marketing firm to assist us in appearing in featured articles in national publications as well as with radio and other print advertising. To promote our services, we market products and services of existing clients through directories, newsletters, e-mail, faxes, trade brokers and other means. In addition, we have pursued strategic affiliations with companies with access to large numbers of potential clients. We also have exclusive agreements with a number of search engines on the web, such as Yahoo, Excite, America Online and Lycos, for keyword searches using the word "barter." We believe these agreements will ultimately generate significant traffic to our website when it is launched.

Trading

     The trading department is responsible for facilitating and maximizing barter transactions between clients. Trading and ongoing customer service is handled by Trade Brokers (TB) and Customer Service Representatives (CSR). We currently have 18 people in the trading department including TBs and CSRs. Certain TBs are assigned to specific industries such as travel or media.

     The trading department facilitates trading between clients by searching to fill client needs or making clients aware of products that have become available within the system. Our trading staff takes a proactive approach to marketing products and services. Staff in the trading department have goals set by management relating to trading volume as well as cash collection.

     Once e-commerce can be conducted through our website, the duties of the TBs and CSRs will change significantly. TBs and CSRs will focus more on customer service and support and managing key accounts. Clients on the Internet will have access to an online directory of products and services and, as needed, will be able to get support from TBs and CSRs.


Systems and Technologies

     We currently rely on one software vendor to supply the software necessary for the centralized processing of our trade transactions. We use TradeWorks(R) and TradeWorks Online(R), products and services of DWW Software. This vendor also supplies its software as a stand-alone product to other barter exchanges. We believe that software and other materials are generally available for our systems and services and that we could locate replacement software and materials in the event we had to replace products of our vendors.

     To execute our e-commerce strategy, we are working with Mindcorps to develop a comprehensive and scalable proprietary system for our e-commerce site and back-end systems.

Industry Overview and Competition

General

     The modern commercial barter industry developed along with the development of an accepted index of valuation for establishing barter credits and debits. The accepted index of valuation in the industry is the "trade dollar." There are two basic types of commercial barter businesses: corporate trade companies and retail barter exchanges, such as Ubarter.com. Corporate trade companies typically take ownership of products and services and redistribute to channels outside the selling vendor's normal distribution channel. Barter exchanges, on the other hand, act as third party record keepers for the exchange of products and services among their members. For every transaction, barter exchanges debit and credit trade dollars to the buyer's and seller's trade account. Members can transact business directly between themselves or use the services of a trade broker who matches buyers and sellers.

Barter Statistics

     The International Reciprocal Trade Association ("IRTA"), a trade association that prepares annual estimates of commercial bartering in the United States and Canada, estimates that $600 billion of products and services are bartered or traded annually worldwide, $200 billion of which occurs in North America. These figures include products and services that are traded directly between companies or countries as well as those traded through organized trade companies. In 1996, the last year for which IRTA provides statistical information, IRTA estimated that $9 billion of sales in North America were transacted through organized business-to-business trading companies, including corporate trade companies, which accounted for approximately $7.6 billion of sales, and retail trade exchanges such as Ubarter.com, which accounted for approximately $1.4 billion.

     IRTA estimates that trade volume conducted by corporate trade companies and barter exchanges in North America grew steadily for the period from 1984 to 1995. According to the IRTA, the annual value of products and services bartered by corporate trade companies and barter exchanges during the period from 1994 to 1996 was, on average, approximately $8.4 billion. Of this amount, barter exchanges accounted for barter sales of $1.4 billion in 1996, compared with $1.2 billion in 1995 and $1.1 billion in 1994.

     IRTA also estimates that in 1996 approximately 400,000 firms in North America were members of retail trade exchanges and that there were approximately 450 retail trade exchanges in North America and another 200 worldwide. Most of these trade exchanges are smaller companies with several hundred members and several hundred thousand dollars of annual revenues. We estimate penetration of less than 2% of businesses worldwide and believe less than 5% of companies in North America have engaged in organized barter at any time.

     We believe the commercial barter industry has significant growth potential and that barter exchanges can capitalize on this growth potential. Because only a relatively small percentage of businesses in the United States and Canada currently use the services of a barter exchange, we believe there are significant growth opportunities for well-positioned barter exchange companies in the commercial barter market.

The Internet

     The  Internet  has emerged as a mass  communications  and  commerce  medium enabling millions of people worldwide to share information, create community among individuals with similar interests and conduct business electronically. The Internet Industry Almanac projects that the number of Internet users will grow from approximately 100 million in 1997 to over 300 million by year end 2000. In addition to its emergence as a mass communications medium, the Internet has features and functions that are unavailable in traditional media, which enable online merchants to communicate effectively with customers and advertisers to target users with specific needs and interests. As a result, the Internet has emerged as an attractive medium for electronic commerce as well as for barter.

     Along with the overall growth of the Internet, business-to-business usage is also growing rapidly, as businesses are increasingly leveraging the Internet's ability to reach customers globally, deliver personalized content and open new distribution channels. According to Forrester Research, business-to-business electronic commerce is projected to grow from $43 billion in 1998 to $1.3 trillion by 2003.

Competition

     The barter industry is fragmented with over 450 retail trade exchanges in North America. We believe ITEX Corporation (ITEX) of Portland, Oregon is the largest retail trade exchange in North America with over 30,000 clients and approximately 120 affiliated broker offices in North America. ITEX's strategy has been to use license or similar arrangements in opening their regional offices as opposed to our strategy of owning and operating all of our regional offices. Other competing barter companies in North America include BarterCard, BarterCorp, Barter Network Inc., Illinois Trade Association, Trade Exchange
America and ValueCard. For the most part, these companies are regional trade exchanges which have not experienced significant growth in recent years. We are aware of two exchanges that have attempted international expansion, ITEX and Business Exchange International Corp. (BXI). In July 1998, ITEX acquired BXI.

     We believe we compete primarily on the basis of service, including the number of available products and services and the liquidity of Ubarter Dollars. We also compete on price to a lesser extent. Some of the existing competitors in the barter industry are larger or have greater financial resources than us. We expect to encounter competition in our efforts to expand our barter business and to acquire desirable independent trade exchanges. Similarly, we expect to encounter competition in our efforts to develop Ubarter.com into a premier online e-commerce barter website. We expect competition to increase in the future, as there are no substantial barriers to initial entry. We believe, though, that the more market penetration we achieve, the higher the barrier to entry will become for anyone contemplating a similar system.

     We believe there are only a few companies that have attempted to establish an online trade exchange, including companies such as Ebarter.com and BarterExpress.com. Also, ITEX has a service that it has made available only to its clients on the Internet called "ITEX Online." We believe a major shortcoming of these online trade exchanges has been their inability to develop the critical mass of product or services offerings to have significant sales or purchases made on their sites. We believe Ubarter.com may have an advantage over these companies, since Ubarter.com will launch its online exchange with over 3,200 clients offering over 7,000 products and services.

     Certain  Internet-based  companies  with unique  purchasing or sales models such as eBay and Priceline.com have significant technical, financial and marketing resources and could be potential competition for us. These companies would be strong competitors if they decided to enter the business-to-business sector and compete with barter exchange companies. However, so long as these companies do not create an exchange utilizing a private currency or change their focus to the business-to-business sector, we do not believe these companies will be significant competitors. In addition, since our clients are able to sell their products or services without discounting their regular prices for Ubarter
Dollars, we believe the Ubarter.com private currency system may have an advantage over online liquidators or auction sites.

     Customer demands for wider availability of products and services, stronger customer service, better computer servicing technology and the emergence of the Internet as a medium for communication and business have resulted in a more competitive industry. We believe the introduction of a global barter marketplace on the Internet will encourage new clients to incorporate barter into their business plans. We believe that in order to capture greater market share, barter companies will need to expand beyond single office operations into larger regional or national organizations that possess the ability to offer a wider selection of products and services, service a more diverse and dispersed clientele and have greater access to growth capital.

Acquisition of Barter Business Exchange in March 1999

     As a part of our acquisition strategy, we purchased BBE effective March 1, 1999. BBE, founded in 1992, was the largest retail trade exchange in Canada with over 2,500 clients serviced by three offices and 40 employees. We acquired BBE primarily for its management, technological expertise, regional offices and client base. The acquisition allowed us to enter the Canadian market without having to go through a slower start-up period associated with simply establishing our own presence in Canada.

     The  total  amount  of   consideration   paid  for  BBE  was   CD$2,450,000
(US$1,641,500) (subject to certain adjustments discussed below). The aggregate consideration paid included:

          o cash payments of CD$850,000 (US$563,300) and US$100,000 at closing,

          o issuance of a promissory note in the principal amount of CD$850,000 (US$563,300), which is subject to adjustment, if
               applicable,   as  discussed   below,

          o payment of CD$250,000 (US$167,500) Ubarter Dollars at closing, and

          o issuance of 150,000 shares of our common stock (having a value of US$375,000 as of the closing date)

     The promissory note bears no interest and is payable March 1, 2000. The principal amount of the note will be reduced by the amount, if any, that 10% of the consolidated cash revenues of Ubarter.com for the period from March 1, 1999 to March 1, 2000, is less than CD$750,000. The 10% cash revenues do not include trade dollar revenues but will include any incremental cash revenues to Ubarter.com from any acquisitions of a majority interest in any entities during the period and cash revenues derived from strategic alliances or joint ventures during the period. Our obligations under the note are secured by a share pledge agreement under which we pledged the BBE shares to Mr. Bagga.

     If the cash revenues of Ubarter.com during the period from March 1, 1999 to March 1, 2000, exceed CD$750,000 (US$500,000), we must pay Mr. Bagga the amount over CD$750,000 (US$500,000) in equivalent value of our common stock. These shares are to be registered and freely tradeable, with a value per share equal to the closing trading price on the business day immediately proceeding March 1, 2000.

     We agreed to register the resale of the 150,000 shares issued to Mr. Bagga after the closing of the acquisition. Upon registration, those shares are to have a minimum aggregate value of $350,000. If the minimum aggregate value is below this amount, then we must make up the difference by making, at our option, a cash payment or through issuing additional shares of our common stock. Mr. Bagga has agreed not to sell any of those shares prior to September 1, 1999, and, thereafter, not to sell more than 25,000 of those shares per month without prior notice to Ubarter.com.

     As a part of the acquisition, we entered into a two year employment agreement with Mr. Bagga and named him as our Chief Operating Officer.

     As part of our acquisition of BBE, we acquired a 50% interest in BBE Windsor, which operated BBE's Windsor, Ontario office. On May 12, 1999, we purchased the remaining 50% of the outstanding shares of BBE Windsor for consideration consisting of: CD$16,400 (US$10,988), $65,000 Canadian Ubarter Dollars and 20,000 shares of our common stock.

Regulatory

     The barter industry is not currently subject to direct regulation by any U.S. or Canadian government agency, other than regulations generally applicable to businesses. Certain tax regulations require U.S. barter exchanges to report to the Internal Revenue Service the totals of the barter sales of their clients on an annual basis, since trade dollars received are taxable in the year received. Similarly, there are currently few laws or regulations that directly apply to access to, or commerce on, the Internet. It is possible that governing bodies may adopt a number of laws and regulations governing such issues as user privacy on the Internet and the pricing, characteristics and quality of products and services offered over the Internet. It is also possible that government authorities will adopt sales or other taxes involving Internet business.

Proprietary Rights

     We rely on a combination of copyright and trademark laws, trade secrets, software security measures, license agreements and nondisclosure and confidentiality agreements to protect our proprietary rights and software products. Much of our proprietary information may not be patentable. We do not have any patents. We also rely on certain technology that we license from third parties, including software we use to perform key functions in delivering our services.

     We have registered the Internet domain name "ubarter.com" and other related domain names and have filed trademark applications for the word "a-commerce" (alternative commerce), "Quick Sale", "Ubarter Dollars" and "Udollars" and the tag line "Where the whole world trades." We also have federal service mark applications pending for "Ubarter.com."

Research and Development

     During the year ended March 31, 1999, we incurred product development expenses of $216,300, primarily related to compensation for product development staff and payments to outside contractors related to our website development. During the year ended March 31, 1998, we incurred product development expenses of $29,900, primarily related to website development. We expect to spend approximately $2 million in product development costs in fiscal 2000 as our website is further developed, launched and our e-commerce barter site is expanded. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Employees

     At March 31, 1999, we had 54 full-time employees. From time to time, we may employ independent consultants or contractors to support our research and development, marketing, sales and support and administrative organizations. No collective bargaining units represent our employees. We believe our relations with our employees are good. We anticipate that implementation of our business strategy will require approximately 50 additional employees by the end of fiscal year 2000.

Item 2.  Description of Property

     Our executive offices are located in Seattle, Washington, under an operating lease that expires in September 1999. We are in the process of reviewing our lease options in Seattle as our current space is insufficient. Ubarter.com's offices in Toronto, Ontario, Vancouver, British Columbia and Windsor, Ontario are under leases expiring in May 2003. We believe that our current regional offices are adequate and suitable for their current use and that suitable additional facilities will be available, when needed, upon commercially reasonable terms.

Item 3.  Legal Proceedings

     There are no legal actions pending, or, to our knowledge, threatened or contemplated against Ubarter.com as of the date of this report. From time to time, various claims and lawsuits which are incidental to our business may be brought against us or by us in the future.

Item 4.  Submission of Matters to a Vote of Security Holders

     No meetings of security holders were held during the fourth quarter of our fiscal year ended March 31, 1999.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     Our common stock trades on the OTC Bulletin Board under the symbol "UBTR." The OTC Bulletin Board constitutes a limited and sporadic trading market and does not constitute an "established trading market." See "Risk Factors -- An established public trading market for our securities does not exist." The range of high and low bid prices per share for our common stock for each quarter during the period from February 12, 1998 (the date of our direct public offering) through March 31, 1999, as published by the OTC Bulletin Board is set forth below. The quotations merely reflect the prices at which transactions were proposed, and do not necessarily represent actual transactions. Prices do not include retail markup, markdown or commissions and may not represent actual transactions. The trading prices have been adjusted to give effect to the 2 for 1 stock split effective July 24, 1998.

                      Quarterly Common Stock Price Ranges
                      -----------------------------------
             Quarter Ended                          1998
             -------------                          ----
                                              High          Low
                                              ----          ---
             March 31                        $0.875       $0.688
             June 30                          4.00         0.688
             September 30                     6.75         0.875
             December 31                      3.56         0.875


             Quarter Ended                          1999
             -------------                          ----
                                              High          Low
                                              ----          ---
             March 31                         $3.25      $ 1.4375



     There were 66 record holders of our common stock as of March 31, 1999. We estimate there were approximately 875 beneficial owners of our common stock at that date.

     We have not paid dividends on our common stock since our inception. Dividends on common stock are within the discretion of the board of directors and are payable from profits or capital legally available for that purpose. It is our current policy to retain any future earnings to finance the operations and growth of our business. Accordingly, we do not anticipate paying any dividends on common stock in the foreseeable future.

Recent Sales of Unregistered Securities

     Since April 1, 1996, Ubarter.com has issued and sold the following securities. All information has been adjusted to give effect to the 2 for 1 stock split effective July 24, 1998.

     1. In November 1996, Ubarter.com merged with Cascade Trade Association. In connection with the merger, Ubarter.com issued an aggregate of 2,000,000 shares of common stock to the two shareholders of Cascade Trade Association. The issuance of the shares was exempt from registration under the provisions of Section 4(2) of the Securities Act of 1933. The shares were issued in a private placement not involving a public offering.

     2. During the period from January 1997 to March 1998, Ubarter.com sold an aggregate of 500,000 shares of common stock to three persons for consulting services rendered Ubarter.com. The issuance of the shares was exempt from registration under the provisions of Section 4(2) of the Securities Act. The shares were issued in a private placement not involving a public offering.


     3. During March 1997, Ubarter.com sold an aggregate of 600,000 units, consisting of one share of common stock, one $.375 A Warrant and one $.50 B Warrant, at a purchase price of $.25 per unit to 58 persons. The aggregate purchase price of the units was $150,000. During the period from February 1998 to March 1998, Ubarter.com issued 576,000 shares of common stock to certain existing shareholders for an aggregate purchase price of $216,000 in connection with the exercise of the A Warrants. During the period from February 1998 to March 1998, Ubarter.com issued 23,400 shares of common stock to certain existing shareholders for an aggregate purchase price of $11,700 in connection with the exercise of the B Warrants. This offering of units, together with issuances of common stock underlying the warrants, were exempt from registration under Section 3(b) of the Securities Act pursuant to Rule 504 promulgated thereunder. The aggregate offering price did not exceed $1,000,000, and the offering was conducted in accordance with Rules 501 and 502 promulgated under the Securities Act.

     4. During February 1998, Ubarter.com sold an aggregate of 240,000 units, consisting of one share of common stock, one $.40 C Warrant and one $.55 D Warrant, at a purchase price of $.30 per unit to five persons. The aggregate purchase price of the units was $72,000. This offering of units was exempt from registration under Section 3(b) of the Securities Act pursuant to Rule 504 promulgated thereunder. The aggregate offering price did not exceed $1,000,000, and the offering was conducted in accordance with Rules 501 and 502 promulgated under the Securities Act.

     5. During the period from June 1998 to September 1998, Ubarter.com issued an aggregate of 557,000 shares of common stock to 32 existing shareholders for an aggregate purchase price of $278,500 in connection with the exercise of outstanding B Warrants. These issuances of common stock underlying the warrants were exempt from registration under the provisions of Section 4(2) of the Securities Act and or Rule 506 promulgated under the Securities Act. As shareholders and warrant holders, these individuals and entities had pre-existing relationships with Ubarter.com, had knowledge and information about the business of Ubarter.com and had access to publicly available and other information about Ubarter.com. These exercises of warrants did not involve the use of general solicitation or advertising.

     6. During the period from July 1998 to September 1998, Ubarter.com issued 240,000 shares of common stock for an aggregate purchase price of $96,000 to five existing shareholders in connection with the exercise of outstanding C Warrants. During the same period, Ubarter.com issued 240,000 shares of common stock for an aggregate purchase price of $132,000 to the same five persons upon exercise of outstanding D Warrants. These issuances of common stock underlying the warrants were exempt from registration under the provisions of Section 4(2) of the Securities Act and or Rule 506 promulgated under the Securities Act. As shareholders and warrant holders, these individuals and entities had pre-existing relationships with Ubarter.com, had knowledge and information about the business of Ubarter.com and had access to publicly available and other information about Ubarter.com. These exercises of warrants did not involve the use of general solicitation or advertising.

     7. During July 1998, Ubarter.com sold an aggregate of 800,000 units, consisting of one share of common stock and one $1.50 E Warrant, at a purchase price of $1.25 per unit to three persons. The aggregate purchase price of the units was $1,000,000. The issuance of the shares was exempt from registration under the provisions of Section 4(2) of the Securities Act. The shares were issued in a private placement not involving a public offering.

     8. In March 1999, Ubarter.com issued 150,000 shares of common stock to Bob Bagga as consideration, in part, for the acquisition of Barter Business Exchange, Inc. These shares are to have a minimum aggregate value of CD$350,000 (US$234,500) at the time they are registered for secondary sale. The issuance of the shares was exempt from registration under the provisions of Section 4(2) of the Securities Act. The shares were issued in a private placement not involving a public offering.

     9. In May 1999, Ubarter.com issued 20,000 shares of common stock to two individuals as consideration, in part, for the acquisition of BBE Windsor, Inc. The issuance of the shares was exempt from registration under the provisions of Section 4(2) of the Securities Act. The shares were issued in a private placement not involving a public offering.

Item 6. Management's Discussion and Analysis of Financial Condition And Results of Operations

Overview

     Ubarter.com provides business to business barter services for retail, professional, media and other corporate clients through our offices in Seattle, Washington, Toronto, Ontario, Vancouver, British Columbia and Windsor, Ontario. We manage a private barter currency, Ubarter Dollars, to enable our clients to sell their products or services to our other clients for Ubarter Dollars. As a result of our acquisition of Barter Business Exchange in March 1999, we now have approximately 3,200 clients who offer over 7,000 products and services. In the near future, we expect to offer an e-commerce solution to barter over the Internet.

     Ubarter.com was incorporated in Nevada in September 1996 under the name International Barter Corp. for the purpose of merging with Cascade Trade Association, a Seattle based trade exchange. Cascade Trade, founded in 1983 by Steven White, Ubarter.com's President and Chief Executive Officer, had approximately 500 clients in the Seattle area at the time of the merger. Ubarter.com began a direct public offering of common stock after the merger and became publicly traded in February 1998. In March 1999, we acquired all of the outstanding stock of BBE, the largest trade exchange in Canada. In April 1999, International Barter Corp.'s name was changed to Ubarter.com Inc. to reflect our change to an Internet-based business model.

     Substantially all of our revenues are derived from transaction fees paid in cash by buyers and sellers in a barter transaction. We currently charge a 5% cash fee on both sides (i.e., to both the seller and buyer) of most barter transactions. Historically, we have also derived revenues from monthly and set-up fees charged to clients. As we launch our e-commerce site, we do not anticipate charging set-up or monthly fees for clients doing business over the Internet. Revenue from transaction fees are billed on a monthly basis. We recognize revenue equal to the cash to be received from our commission earned when the buyer has made an unconditional commitment to pay and the earnings process has been completed by the finalization of a trade commission. Revenue is recognized for monthly fees after the fees have been earned and collected.

     A trade dollar is an accounting unit used to record the value of transactions as determined by the buying and selling parties in barter transactions. Trade dollars denote the right to receive goods or services available from other clients or the obligation to provide goods or services to other clients. Trade dollars may not be redeemed for cash. When BBE was acquired, all of the BBE Trade Dollars were converted to Ubarter Dollars.

     Ubarter.com uses the ratio of one Ubarter Dollar to one local currency dollar (currently, United States or Canadian) in measuring and accounting for purchases and sales. This one-to-one ratio is consistent with industry standards. Ubarter.com does not recognize any accounting implications if differences are noted between Ubarter Dollars and the applicable local currency dollar prices that are within reasonable ranges that might exist between prices of similar U.S. dollar or Canadian dollar transactions.

Acquisition of Barter Business Exchange, Inc.

     Effective March 1, 1999, Ubarter.com acquired all of the outstanding shares of BBE. See "Business - Acquisition of Barter Business Exchange in March 1999." For the year ended February 28, 1999, BBE reported gross revenues of approximately $2,732,000 and a net loss of $547,000. For the year ended February 28, 1998, BBE reported gross revenues of approximately $2,536,000 and a net loss of $502,000. The audited consolidated statement of operations included in this report presents the results of operations of Ubarter.com and excludes the results of operations of BBE which has been accounted for under the purchase method of accounting. The audited consolidated financial statements included with this report combine Ubarter.com's balance sheet as of March 31, 1999 with the balance sheet of BBE as of February 28, 1999 (its last fiscal year end). See
Note 3 of Notes to Consolidated Financial Statements. Results of operations of BBE will be consolidated with Ubarter.com's from the effective date of the purchase, March 1, 1999, however, because of the differing fiscal year-ends, the results of operations of BBE for the fiscal year from March 1, 1999 through February 28, 2000 will be consolidated with Ubarter.com's results of operations for the fiscal year ended March 31, 2000. We estimated goodwill resulting from the acquisition of BBE to be primarily associated with the acquired employees, infrastructure and technological expertise of BBE. We are amortizing the goodwill on a straight-line basis over the estimated life of the benefit of 24 months. See Note 2 of Notes to Consolidated Financial Statements.

     The following unaudited pro forma consolidated results of operations give effect to the acquisition of BBE as if it had occurred as of the beginning of the period. The pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the transaction been consummated as indicated nor are they intended to indicate results that may occur in future periods.



                                                                          Year Ended March 31,
                                                                          --------------------
                                                                       1999                  1998
                                                                       ----                  ----
Revenue                                                             $3,289,900            3,219,900
Net loss                                                            (2,682,100)          (1,739,800)
Net loss per share -- basic                                              (0.49)               (0.66)
Net loss per share-- diluted                                             (0.49)               (0.66)
Shares used in per share calculation--basic and diluted              5,521,583            2,632,424


Results of Operations

     The following table sets forth for the periods presented, certain historical summary financial information of Ubarter.com. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report.


                                                        Year Ended March 31,
                                                        --------------------
                                                       1999               1998
                                                       ----               ----
Revenue ...................................       $   504,500        $   586,100

Operating Expenses
     Costs of corporate trade revenue .....            43,900             45,500
     Sales and marketing ..................            94,700             73,900
     Product development ..................           216,300             29,900
     General and administrative ...........           990,600            407,000
                                                  -----------        -----------
                                                    1,345,500            556,300

Income (Loss) from Operations .............          (841,000)            29,800
Net Income (Loss) .........................          (798,000)            32,500
Net Income (Loss) per share ...............             (0.14)              0.01
Weighted average common share .............         5,521,583          2,632,424
 outstanding(1)



(1)  Adjusted to give effect to the 2 for 1 stock  split on July 24,  1998.  See
     Note 2 of Notes to Consolidated Financial Statements.


Comparison  of Fiscal  Year Ended  March 31, 1999 to Fiscal Year Ended March 31,
1998

Revenue

     Our total revenue in fiscal 1999 was $504,500 compared with total revenue of $586,100 in fiscal 1998. This was a 16% decrease in fiscal 1999 from fiscal 1998. Revenue decreased primarily as a result of Ubarter.com concentrating a large portion of its financial and labor resources on the development of its business-to-business e-commerce site for barter. Much of the effort, which in prior years focused on increasing transaction fees from barter transactions, was shifted to its website development and to e-commerce strategic development activities in fiscal 1999.

     Corporate trade revenue is included as a separate component of total revenue. Corporate trade revenue consists primarily of sales generated by selling consigned inventories on behalf of trade exchange members. There is typically little or no profit mark-up on such items. The revenue and corresponding expense for fiscal 1999 and 1998 were $43,900 and $45,500, respectively.

     The acquisition of BBE will significantly impact our gross revenues in fiscal 2000. For its year ended February 28, 1999, BBE reported gross revenues of $2,732,000.

Costs and Operating Expenses

     Costs and operating expenses (including depreciation) increased to $1,345,500 in fiscal year 1999 from $556,300 in fiscal year 1998. The increase in operating expenses related primarily to significant increases in product development and general administrative expenses and a modest increase in sales and marketing expense in fiscal 1999.

     Product development expense increased to $216,300 in fiscal 1999 compared with $29,900 in fiscal 1998. Product development expenses consist primarily of payments to outside contractors related to our website development and, to a lessor extent, of depreciation on equipment used for development and overhead costs. Ubarter.com's policy is to expense product development costs as they are incurred. The increase in fiscal 1999 was primarily attributable to our development efforts, including retaining outside consultants related to technologies necessary to support an e-commerce barter site. We expect to incur approximately $2 million in product development costs in fiscal 2000 as our website is launched and e-commerce functionality is enhanced.

     General and administrative expenses increased to $990,600 in fiscal 1999 from $407,000 in fiscal 1998. This increase was primarily due to the addition of several key personnel and staff in fiscal 1999, including a Chief Financial Officer, Chief Technology Officer and several new staff members in our trading department and additional employees hired to work on developing our website. In addition, we incurred substantially greater legal and other professional fees, such as accounting and investor/public relations, as a result of our public company status and to assist us in executing our business strategy. Another significant noncash expense in fiscal 1999 related to the recognition of stock-based compensation as a result of issuance of stock options to non-employees and certain issuance costs related to employees. The value of the options at the time of issuance (as estimated by Ubarter.com) totaled $379,000, of which $173,000 was recognized as an operating expense during fiscal 1999. Our audited consolidated financial statements contain a material adjustment to our results of operation for the second quarter of fiscal 1999 relating to stock-based compensation as a result of the issuance of stock options to non-employees and certain issuances costs related to employees.

     Sales and marketing expense primarily consists of advertising and other promotional costs. Ubarter.com expects sales and marketing expense to increase significantly in fiscal 2000 primarily related to the launch of our website. The Company currently has $135,000 of prepaid advertising which it expects to utilize in the future promotion and marketing of its website.

Liquidity and Capital Resources

     Since its inception in 1996, Ubarter.com has financed its operations primarily from the sale of common stock and warrants and proceeds from the exercise of those warrants. The operations of Cascade Trade Association which was merged into Ubarter.com in November 1996 were financed primarily through internal cash flow.

     At March 31, 1999, Ubarter.com had a working capital deficit of $1,507,000. Our working capital was $413,000 at March 31, 1998. The decrease in working capital resulted primarily from a $1,981,000 (deficit) balance of trade dollars issued in excess of earned that existed on the books of BBE as of February 28, 1999. We assumed this negative balance in conjunction with the acquisition of BBE on March 1, 1999.

     In accordance with the guidelines established by the International Reciprocal Trade Association, Ubarter.com has the right to borrow from its exchange and spend within its exchange system. Such a practice is commonly used by barter exchanges, worldwide, to cover inventory purchases, capital purchases, operating expenses and to control the supply of trade dollars. Ubarter.com engages in barter to pay for some of our operating costs. Ubarter.com is ultimately obligated to provide products and services to clients to offset any amount of Ubarter Dollars issued in excess of earned. Barter Business Exchange also engaged in barter to pay for some of its operating costs. At March 31, 1999, Ubarter.com had expended $2,148,000 of Ubarter Dollars in excess of the amount of Ubarter Dollars earned by it compared with $5,000 at March 31, 1998. We consider the current level manageable. These amounts are shown as a liability on our balance sheet as of March 31, 1999 and 1998.

     The cash provided by financing activities was $1,481,000 in fiscal 1999 compared with $282,000 in fiscal 1998. Net cash provided by financing activities in fiscal 1999 resulted primarily from the exercise of warrants. The net cash provided by financing activities in fiscal 1998 resulted from the sale of common stock. We currently have a $67,000 revolving note payable with a bank. The note payable is subject to annual renewal. There were no borrowings outstanding at March 31, 1999. New borrowings under the note require security deposits of cash and cash equivalents with the bank. We did not have any credit facility in fiscal 1998.

     The net cash used by operating activities was $700,000 in fiscal 1999 and $48,000 in fiscal 1998. During 1999, Ubarter.com had a net loss of $798,000. The primary adjusting items were a $135,000 increase in prepaid advertising and the recognition of $173,000 in stock-based compensation cost. During fiscal 1999, there were increases in accounts payable and other liabilities of $7,000 and depreciation expense of $18,000 was recorded. The cash used in fiscal 1998 reflected a net income of $33,000, a deficit of $107,000 in net trade revenue earned over trade costs, and $11,000 in depreciation. The increase in cash used in operations was primarily attributable to increased personnel and development costs in 1999 compared with 1998.

     In fiscal 1999, Ubarter.com used net cash of $85,000 for the acquisition of property and equipment, compared to $14,000 in fiscal 1998.

     Ubarter.com maintains its major U.S. cash balances at one financial institution located in Las Vegas, Nevada and maintains its major Canadian cash balances at one financial institution located in Toronto, Canada. Funds not required for our immediate needs may be invested in certificates of deposit, short-term government obligations, or money market funds.

     As of March 31, 1999, we had no material commitments for capital expenditures. Ubarter.com leases its U.S. office facilities in Seattle, Washington and leases its Canadian office facilities in Toronto, Vancouver and Windsor. Future minimum rental commitments as of March 31, 1999 pursuant to these leases are $384,000. See Note 9 of Notes to Consolidated Financial Statements.

     We believe our existing working capital and cash from financing activities will be sufficient to fund our operating activities through the end of fiscal year 2000. Unless we are successful in raising additional capital, we may not be able to achieve our expansion goals, including further development of our website. There is no assurance we will have or be able access sufficient capital or other resources. Ubarter.com believes that a portion of its short-term capital resources, up to $1.2 million may be provided through the exercise of outstanding E Warrants. The E Warrants are exercisable at a price of $1.50 and expire in June 2000. The perceived value of these warrants at any given time is related to the market price of our common stock, which trades over the counter on the OTC Bulletin Board. If we are unable to obtain financing through the exercise of warrants or other means, we may be unable to meet its working capital requirements or implement its short-term plans for expansion.

     We anticipate having to raise additional capital by equity issuance during the next several years, as we expect to grow at rates that will require more funds than will be generated by its operations. Ubarter.com does not have any commitments for additional financing at this time. Our ability to obtain additional capital may be dependent on market conditions, the national and international economies and other factors outside our control. If adequate funds are not available or are not available at acceptable terms, our long-term ability to finance its expansion, develop or enhance services or respond to competitive pressures would be significantly limited.

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

     Scope and Impact of Y2K on Ubarter.com. Ubarter.com utilizes both proprietary software and software provided by outside vendors which may be impacted by the Y2K problem. The operation of our trade exchange is dependent upon the proper functioning of its computer software. Management has assessed the potential impact of the Y2K issue on Ubarter.com and does not believe that our business, operations or financial condition will be materially impacted by the Y2K issue as it relates to our proprietary software. Furthermore, it is expected that potential impact of third parties' failure would not have a material impact on Ubarter.com's business, operations or financial condition.

     Remediation plans. Our principal software vendor has completed reprogramming of its proprietary software. With respect to software supplied by third parties, we have determined that such software is already Y2K compliant or will be compliant well before the year 2000 or, alternatively, that any such software will be replaced at a cost which is not material to our results of operations.

     Uncertainties and Contingencies. Ubarter.com presently believes that with modifications to existing software and conversions to new software, the Y2K issue can be mitigated. Management does not believe that Ubarter.com will incur significant operating expenses or be required to invest heavily in computer system improvements to be Y2K compliant. However, even if such modifications or conversions are not made, or are not completed timely, Ubarter.com would be able to continue operations manually. This would result in more cumbersome and less efficient operations but is not currently expected to have a material adverse effect on our business, operations or financial condition. However, there is no guarantee that the software of other companies on which our software relies will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with our systems, would not have a material adverse effect on Ubarter.com and its operations. Significant uncertainty exists concerning the potential costs and effects associated with any year 2000 compliance.

Risk Factors

     You should carefully consider the following factors, among others, as you evaluate our business and the forward-looking statements we make in this document. Any of these risk factors could materially and adversely affect our business, financial condition or operating results. Forward-looking statements are subject to a number of risks and uncertainties. We urge you to note the description of our plans, objectives and strategies for future operations, assumptions underlying these plans, objectives and strategies and other forward-looking statements included in the "Business" section in this document. These descriptions and statements are based on our current expectations. Our actual results may differ significantly from the results discussed in these forward-looking statements as a result of certain factors, including those set forth in this "Risk Factors" section and elsewhere in this document. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

We have had relatively small operations to date and may face difficulties in achieving our growth strategy in our markets.

     You should consider the risks and difficulties we expect to encounter as we attempt to execute our business strategy, including the rapidly evolving nature of the commercial barter market and the Internet market. These risks include uncertainties about our ability to:


     * attract a larger number of clients to execute barter transactions on our offline trade exchange and on our soon-to-be launched barter e-commerce website;

     * increase awareness of the benefits of bartering in general and the specific services we can provide;

     *    strengthen the loyalty of our existing clients;

     *    effectively   execute  our  plan  to  acquire  other  barter  exchange
          companies in North America;

     * successfully implement our plan to introduce our online e-commerce barter website;

     *    respond effectively to competitive pressures;

     *    continue to develop and upgrade our technology;

     *    attract, integrate, retain and motivate qualified personnel; and

     *    respond effectively to increased business operation demands.

We may be unable to accomplish one or more of these things, which could cause our business to suffer. In addition, accomplishing one or more of these things could be very costly, which could harm our financial results.

Funds may be insufficient to finance our plans for growth.

     Our existing working capital and cash from financing activities will not be sufficient to allow us to execute our business plan, including the development of our e-commerce barter website and acquisition of other barter exchanges, and meet the demands for our services during fiscal year 2000. We will need to raise additional capital to finance our expansion goals and operations. We believe a portion of our capital resources, up to $1.2 million, will come from the exercise of outstanding warrants. These warrants have an exercise price of $1.50 and expire in June 2000. The perceived value of these warrants at any given time is related to the market price of our common stock, which trades over the counter through the OTC Bulletin Board. If we are unable to obtain the expected portion of our financing through the exercise of warrants or other financings, we may not be able to successfully implement our short-term or long-term plans for expansion or to meet our working capital requirements.

     The full development and implementation of the Ubarter.com website will require additional resources. We may not be able to obtain the working capital necessary to develop fully our website. Furthermore, our website may not produce material revenue even if successfully developed.

     Additionally, we may not be successful in our efforts to acquire other regional trade exchanges and expand as intended. One of our assumptions in making acquisitions is that we will be able to use our common stock, rather than cash, as consideration for any purchase. This assumption may prove to be incorrect. If we do use shares of our common stock to make acquisitions, the issuance of additional shares could be dilutive. Even if we succeed in our expansion plans, we may experience rapid growth that requires additional funds to expand our operations and organization. Our working capital requirements in the foreseeable future will depend on a variety of factors including capital requirements to implement and adjust our business plan.

     We do not have current commitments for additional financing. We intend to explore a number of options to secure alternative financing including the issuance of additional equity. We might not succeed, however, in raising additional equity capital or in negotiating and obtaining additional and acceptable financing when we need it. Our ability to obtain additional capital may depend on market conditions (including the market for Internet stocks), national and global economies and others factors beyond our control. If adequate capital were not available or were not available on acceptable terms at a time when we needed it, our ability to execute our expansion plans, develop or enhance our services or respond to competitive pressures would be significantly impaired.

We face competition from numerous barter exchanges and other companies.

     There are hundreds of independent barter exchanges in the United States and Canada, some of which may have similar plans for international expansion in the barter industry. For example, ITEX Corporation, a publicly traded barter company, is attempting international expansion. Some of the established entities in the barter industry may have more operating experience, larger client bases or greater financial, marketing, technical and other resources. It is possible that a group of independent barter exchanges could join forces to create another international barter company. Consequently, we will encounter competition in our efforts to expand our business and to acquire desirable independent trade exchanges.

     There are no substantial barriers to initial entry into our business, and therefore we expect competition from trade exchanges, and other companies to increase in the future. We believe the more market penetration we achieve, the higher the barrier to entry will become for anyone contemplating a similar system. We face the risk, however, that existing or new competitors may develop technologies or services or strategic alliances and affiliations that make our services less marketable or less useful or desirable. Furthermore, we may not be able to successfully enhance our services, develop new services or lower costs when and as we need them.

     Similarly, we expect to face competition in our efforts to develop Ubarter.com into a premier e-commerce barter website. The market for Internet-based services and products is relatively new, intensely competitive, rapidly evolving and subject to rapid technological change. A number of companies that have expertise in developing online commerce and in facilitating person-to-person or business-to-business interaction, could be potential competitors if they elected to enter the barter business. Certain Internet-based companies with unique purchasing or sales models such as eBay and Priceline.com have significant technical, financial and marketing resources and could be potential competition for Ubarter.com. These companies would be strong competitors if they decided to enter the barter business.

A key component of our future revenue growth depends on our ability to develop and successfully implement a quality e-commerce barter website.

     We intend to develop Ubarter.com into a premier e-commerce barter website where businesses can trade products and services. We may not be successful in our plans to implement, maintain and develop usage of the website. Our website may encounter technical difficulties in implementation. Technical problems may cause delays or require additional expenditures. For our website to be perceived as a viable marketplace and a replacement for or supplement to current trade exchanges, the website must provide accurate and timely information on a consistent, easy-to-use and reliable basis. Other measures of quality of our website include:

     *    the level of representative client participation;

     * a sufficient range and availability of products and services offered over our website;

     *    our ability to service high response rates from clients; and

     * timely posting of changes and modifications to the inventory of clients and products and services offered over our website.

     We expect to derive revenues in the near term from the Ubarter.com website. The success of our business will depend on end-user acceptance of our online services. Our success will also depend on our ability to design, develop, test and support new services and enhancements on a timely basis that meet changing customer needs and our ability to respond to technological developments and emerging industry standards. We may be unable to maintain adequate quality control procedures, develop and market new services and enhancements that meet changing customer needs, or respond to technological developments and emerging industry standards.

In our effort to develop new and enhanced services and features for our website, we may alienate current users or experience technical difficulties.

     We believe our new website when launched will be more attractive to clients if we develop features that will, among other things, allow clients to access products and services online 24 hours a day, seven days a week, check trade dollar balances and execute trades in real time. Accordingly, we intend to introduce additional or enhanced services and features designed to attract new clients to our website while retaining current clients. If we introduce services or features that do not function properly or that our current clients do not perceive favorably, they may not continue to visit our website. Clients may also choose a competitor's site over ours. We may also experience difficulties that could delay or prevent us from introducing new services or features. Furthermore, these services or features may contain errors or problems that we discover after we have already introduced them. We may need to modify significantly the design of these services or features on our website to correct these errors. Errors could lead to significant dissatisfaction of clients and result in adverse publicity.

Our growth and success depend on continued growth in barter industry.

     Industry sources, as well as our experience, indicate that for the last several years the commercial barter industry has experienced a steady growth. These sources have attributed the growing appeal of the barter industry among business owners to increasing competitive pressures, the existence of surplus inventory, unproductive assets, excess capacity, and the ability to generate new sales and reach new customers while conserving cash. Nevertheless, we believe there has been low penetration by the barter industry into the market of potential business customers. Although we are aware of nothing that would lead us to conclude that the retail barter industry will not continue to grow at a steady rate, it is possible this growth will not continue. If the growth of the barter industry were to decline, however, we would expect to face heightened competition with weakened profitability and a reduced share of the barter market, which could materially adversely affect our business, results of operations and financial conditions.

We may be unable to effectively manage our growth.

     As we continue to expand our level of operations, we will need an effective planning and management process to implement our business plan successfully. After introduction of our new website, we may experience a period of significant expansion of our business. Depending on the amount and timing of any increase in business, this expansion could place a strain on our management, operational and financial resources. Some areas that could be put under strain by growth include customer support, customer billing and website support and maintenance. We have management, operating and financial systems in place, and we intend to continue or efforts to improve these systems. There is a risk, however, that such systems may be inadequate to support our existing and future operations or that hiring, training and managing new employees will be more difficult then we anticipate.

We have historical losses and anticipate future losses in the initial stage of implementing our business strategy.

     We are incurring losses from our operating activities. As of March 31, 1999, we had an accumulated deficit of $909,500. We expect to increase our operating expenses in an effort to expand our marketing operations, and we expect to increase our level of expenditures to further develop online barter capability. These anticipated increases in operating expense levels and developmental costs will adversely affect operating results. We expect that we will continue to incur losses during fiscal year 2000. Further, if we successfully accomplish our plan of acquiring existing trade exchanges, we believe these acquisitions could result in additional operating losses and negative cash flows until the acquisitions are successfully integrated into our operations. If we acquire other trade exchanges, period-to-period comparisons of our financial results may not be meaningful, and you should not rely on them as an indication of future performance.

We may not be able to integrate the operations from our recent acquisition of Barter Business Exchange or from any future acquisitions.

     We may not be successful in integrating the operations of Barter Business Exchange or from any future acquisitions. The BBE acquisition was our first significant acquisition. We therefore have limited experience with completing and integrating acquisitions. There is risk that we will be unable to integrate successfully the operations of Barter Business Exchange with our existing business or that the anticipated benefits of the acquisition, or any future acquisitions, may not be realized. Part of our business strategy includes growth by acquisition, so we expect to pursue other acquisitions in the future. We may be unable to identify, negotiate or finance future acquisitions. The Barter Business Exchange acquisition and any future acquisitions present many risks and uncertainties generally associated with acquisitions including:


     *    adverse   effects  on  our  reported   results  of   operations   from
          acquisition-related charges and amortization of goodwill and purchased technology;

     *    increased fixed costs, which could impact profitability;

     *    increased debt;

     *    inability  to  maintain  the  key  business   relationships   and  the
          reputation of the acquired businesses;

     * potential dilution to current shareholders from the issuance of additional equity securities;

     * difficulties integrating operations, personnel, technologies, products and information systems of the acquired businesses;

     *    maintenance of our standards, controls, procedures and policies;

     * becoming responsible for significant liabilities of companies we acquire;

     *    diversion of management's attention from other business concerns; and

     *    potential loss of key employees of acquired businesses.

     We are currently facing all of these challenges in some degree relating to the BBE acquisition, and we have not yet established our ability to meet them.

     We currently do not have any understandings, commitments or agreements with respect to any other material acquisition and no material acquisition is currently being pursued.

We are dependent on key personnel.

     The successful implementation of our business plan and the overall success of our business will depend on the skills and efforts of our management personnel and, to a large extent, the active participation of Steven White, our Chief Executive Officer and President and Bob Bagga, our Chief Operating
Officer, as well as our other executive officers and key employees. We have employment agreements in place with certain key employees and management. We also have key-man insurance covering the lives of Mr. White and Mr. Bagga in the amount of $1 million and approximately $670,000, respectively. We do not have key man life insurance on other executives. Our future success will depend on our ability to attract, train, retain, and motivate technical, managerial, marketing and customer support personnel. Competition for these personnel may be intense, particularly for individuals with e-commerce experience. We provide stock options, which further serve to retain and motivate key employees. We nevertheless face the risk that we will be unable to attract, integrate, retain and motivate qualified employees.

An established public trading market for our securities does not exist.

     Our common stock trades on the OTC Bulletin Board. The OTC Bulletin Board is an electronic quotation medium used by subscribing broker dealers to reflect dealer quotations on a real-time basis. The over-the-counter market provides significantly less liquidity than the Nasdaq Stock Market. Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for the Nasdaq Stock Market. Further, quotation entries on the OTC Bulletin Board may reflect an unpriced indicator of interest (such as "bid wanted" or "offer wanted" indicators) on unsolicited non-dealer interest. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain, and holders of common stock may be unable to resell their securities at or near their original offering price or at any price.

     Furthermore, the National Association of Securities Dealers has enacted recent changes that limit quotations on the OTC Bulletin Board to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. The intent of this change is to make reliable and current financial and other information about issuers available to the investing public. The NASD has proposed additional changes to the OTC Bulletin Board. The proposed changes, if and when implemented, will require broker-dealers and market makers to review current information about an issuer before making recommendations to a customer in the security and to provide certain disclosure information on the trade confirmation for all customer transactions. At this time, the impact these rule changes may have on our securities or the trading of securities generally on the OTC Bulletin Board cannot be determined. If at any time our securities are not included on the OTC Bulletin Board and do not qualify for Nasdaq, quotes for the securities may be included in the "pink sheets" for the over-the-counter market. This trading market is even less liquid than the OTC Bulletin Board and holders of common stock may be unable to obtain any quotations for securities.

"Penny stock" regulations impose certain restrictions on marketability of securities.

     The SEC has adopted regulations that generally define a "penny stock" to be any equity security that is not traded on a national securities exchange or Nasdaq and that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. The definition would exclude a security of an issuer that meets certain minimum financial requirements. Generally, these minimum thresholds would be met by an issuer with net tangible assets in excess of $2 million or $5 million, (depending on whether the issuer has been operating continuously for less or more than three years) or by an issuer with "average revenue" of at least $6 million for the last three years.

     As long as we do not meet the relevant financial requirements and our common stock is trading at less than $5.00 per share on the OTC Bulletin Board, our securities are subject to the penny stock rules. These rules impose additional sales practice requirements on broker-dealers who sell our securities to persons other than established customers and accredited investors (generally, investors with a net worth in excess of $1,000,000 or an individual annual income exceeding $200,000, or, together with the investor's spouse, a joint income of $300,000). For transactions covered by the penny stock rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any non-exempt transaction involving a penny stock, the rules require, among other things, that the broker-dealer deliver an SEC mandated risk disclosure document relating to the penny stock market and the risks associated therewith prior to the transaction. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative as well as current quotations for the securities. If the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, the broker-dealer must send monthly statements disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the penny stock rules may restrict the ability of broker-dealers to sell our securities and may affect the ability of our shareholders to sell their securities in the secondary market.

Volume of shares eligible for sale may depress the market price.

     Of the 5,915,420 shares of common stock outstanding as of March 31, 1999, we issued 1,439,400 under an exemption from the registration provisions of the Securities Act of 1933 under Rule 504 of Regulation D. These Rule 504 shares are eligible for resale, without limitation, in the open market. We issued the remaining 4,476,020 shares in private transactions. These 4,476,020 shares are restricted securities within the meaning of Rule 144 under the Securities Act of 1933. Of these shares, we expect to register for resale by certain shareholders 2,753,000 shares of our common stock, including 800,000 shares issuable upon exercise of outstanding warrants and 150,000 shares of common stock issued in the BBE acquisition. Assuming exercise of all of the warrants and effectiveness of the registration statement relating to the resale of the shares, shareholders may sell up to 2,753,000 shares, which will represent approximately 40% of our issued and outstanding shares of common stock. All of the remaining restricted shares, including shares held by affiliates, became eligible in March 1999, for resale in the open market, subject to the volume and other conditions of Rule
144. There are no contractual restrictions on the resale of the outstanding common stock, except for some volume limitations on the 150,000 shares issued in connection with the BBE acquisition. The sale in the public market of the shares to be registered for resale as well as the restricted shares, or the perception that these sales may occur, may depress prevailing market prices of the common stock. These factors may also make it more difficult for us to raise funds through future offerings of common stock.

We will depend on the continued utility of the Internet and technology for our e-commerce barter site.

     The performance of the Ubarter.com website will be dependent on the successful operation of the Internet and on certain third parties and services (such as Internet service providers, Internet backbone providers and Web browsers). Users may experience difficulties resulting from system failures unrelated to our internal systems and services. If the Internet were to become regularly unavailable for many hours at a time, or if its ability to handle traffic loads were to deteriorate enough to cause frequent unavailability or slow response times, there would be less traffic to our website. Furthermore, the perception of the quality of our services could suffer. To date, the Internet has proven highly resilient and responsive to rapid growth in its use, and many of the world's telecommunications, software and hardware companies are continually investing in capacity and improvements.

     Our Internet services will be designed around certain standards, including, for example, Internet security standards. Current and future success of our services may become subject to additional industry standards as Internet commerce rapidly evolves. As a result our business may incur additional costs of unknown proportions as we are confronted with new technology standards. In addition, we may not be successful in our efforts to enhance existing services and to develop, introduce and market new services. Furthermore, our enhancements and new services may not adequately meet the requirements of the marketplace and achieve market acceptance. As the Internet develops, it is possible that incompatibility or lack of appropriate features could impact our business.

     We expect sales of our services will depend in large part on a robust industry and infrastructure for providing Internet access and carrying the rapidly increasing Internet traffic. Certain critical issues concerning the commercial use of the Internet (including capacity to handle projected increases in traffic, security, reliability, cost, ease of use, access and quality of service) remain unresolved and may impact the growth of Internet use. The Internet may not prove to be a viable commercial marketplace because of inadequate development of the necessary infrastructure, such as a reliable network backbone or timely development of complementary products, such as high speed modems. Because global commerce and on-line exchange of information on the Internet and other similar open wide area networks are new and evolving, we cannot predict with any assurance whether the infrastructure or complementary products necessary to make the Internet a viable commercial marketplace will continue to be developed. Even if the necessary infrastructure and complementary products are developed, we cannot predict whether the Internet will remain a viable commercial marketplace. In addition, the widespread adoption of new Internet or telecommuting technologies or standards could require us to make substantial expenditures to modify or adapt our services. In this case, the new Internet or telecommuting services or enhancements that we offer could contain design flaws or other defects. Although we expect to be responsive to changes in the Internet and technology, we may not be successful in achieving widespread acceptance of our services before competitors offer services with speed and performance equal to or greater than ours.

Security and privacy concerns could subject us to liability or otherwise deter consumers from using our Web site.

     Once we are able to conduct online barter transactions, we could be subject to litigation and liability if third parties were able to penetrate our network security or otherwise misappropriate our users' personal information. This liability could include claims for unauthorized barter transactions, impersonation or other similar fraud claims. It could also include claims for other misuses of personal information, such as for unauthorized marketing purposes. In addition, the Federal Trade Commission and certain states have been investigating certain Internet companies regarding their use of personal information. We could incur additional expenses and be required to change our current practices if new regulations regarding the use of personal information are adopted or should government agencies choose to investigate our privacy practices.

     The need to securely transmit confidential information over the Internet has been a significant barrier to electronic commerce and communications over the Internet. Any well-publicized compromise of security could deter more people from using the Internet or from using it to conduct transactions that involve transmitting confidential information, such as barter transaction and personal information. Internet security concerns could frustrate our efforts to grow our client base. We may also incur significant costs to protect against the threat of security breaches or to alleviate problems caused by such breaches.

We face risks from potential government regulation of the barter industry and of the Internet.

     The barter industry is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses. Certain tax regulations require U.S. barter exchanges to file with the Internal Revenue Service, on an annual basis, the totals of the barter sales of their clients. Similarly, there are currently few laws or regulations governing usage of the Internet. It is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy and the pricing, quality and other characteristics of products and services and taxes. The adoption of laws or regulations applicable to our business could hinder the growth of the barter industry or the Internet. As a result, these regulations could cause a decrease in the demand for our services and an increase in our cost of doing business or otherwise have a material adverse effect on our business, prospects, financial condition and results of operations. Furthermore, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve.

Our systems may be subject to Year 2000 problems.

     We have reviewed our own information technology and other technology systems to assess and remediate any Year 2000 problems. We believe all of our systems and software are Year 2000 compliant. We cannot, though, be sure that our internal systems will function properly in the Year 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Discussion of the Year 2000 Issue."

Our quarterly operating results are subject to fluctuations and seasonality.

     Our revenue and operating results may vary significantly from quarter to quarter as a result of a number of factors, some of which are outside of our control. These factors include:

     * the commitment of clients to the general concept of bartering and to the concept of bartering online through our website;

     *    the budget cycles of our clients;

     *    the attractiveness to clients of our bartering services;

     *    changes in costs that we incur to attract and retain clients;

     * changes in our fees or the fees of our competitors for bartering services;

     *    the introduction of new services by us or by our competitors;

     *    unexpected   costs  and  delays  relating  to  the  expansion  of  our
          operations;

     *    the occurrence of technical difficulties and system downtime; and

     *    general economic and market conditions.

     We do not believe our revenue will be subject to seasonal fluctuations as a result of general patterns of retail advertising and direct marketing, which are typically higher during the fourth calendar quarter. Expenditures by our clients may though tend to be cyclical, reflecting overall economic conditions, client buying patterns and changing marketing strategies.

     As a result of the above factors, revenues and operating results are difficult to forecast, and you should not rely on period-to-period comparisons of results of operations as an indication of our future performance. We may incur a significant shortfall in revenues in relation to our expectations. In addition, in future periods our operating results may fall below the expectations of public market analysts and investors. Should this occur, the market price of our common stock would likely decline.

Item 7. Financial Statements

     Reference is made to the financial statements, the reports thereon, the notes thereto and supplementary data commencing at pages F-1 of this Form 10-KSB, which financial statements, reports, notes and data are incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Andersen Andersen & Strong L.C. has audited our financial statements annually since fiscal 1996. Subsequent to the completion of the audit for the fiscal year ended March 31, 1998, we hired a partner of Andersen Andersen & Strong L.C. to serve as our Chief Financial Officer. Because it could no longer serve us as an independent accounting firm for the fiscal year ended March 31, 1999, the former accounting firm declined to stand for re-election at the 1998 Annual Meeting of Shareholders. During January 1999, we engaged the firm of Moss Adams L.L.P. as our independent accountants for the fiscal year ended March 31, 1999. The reports of Andersen Andersen & Strong L.C. for prior fiscal years have not contained an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope or accounting principles. There were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

     The information set forth under the caption "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in Ubarter.com's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders expected to be filed with the Securities and Exchange Commission on or before July 29, 1999 (the "Proxy Statement") is incorporated herein by reference.

Item 10.  Executive Compensation

     The information set forth under the caption "Executive Compensation and Other Information," "Compensation of Directors" in the Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The information set forth under the captions "Securities Ownership of Certain Beneficial Owners" and "Securities Ownership of Management" in the Proxy Statement is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions

     The information set forth under the caption "Certain Relationships and Related Transactions between Management and the Company" in the Proxy Statement is incorporated herein by reference.

Item 13.  Exhibits and Reports on Form 8-K


(a)      Exhibits

2.1 Merger Agreement with Cascade Trade Association, dated as of November 15, 1996 (Incorporated be reference to Exhibit 10.1 of the registrant's Registration Statement on Form SB-2 (Registration No. 333-71411).

2.2 Share Purchase Agreement dated February 28, 1999, among the registrant, Barter Business Exchange Inc. and Bob Bagga. Incorporated by reference to Exhibit 10.9 of the registrants' Current Report on Form 8-K filed March 17, 1999.

2.3 Share Pledge Agreement dated March 2, 1999, among the registrant, Barter Business Exchange Inc. and Bob Bagga. Incorporated by reference to Exhibit 10.10 of the registrants' Current Report on Form 8-K filed March 17, 1999.

2.4 Promissory Note dated March 2, 1999 by the registrant in favor of Bob Bagga. Incorporated by reference to Exhibit 10.11 of the registrants' Current Report on Form 8-K filed March 17, 1999.

3.1      Articles of Incorporation, as amended.

3.2 Bylaws (Incorporated be reference to Exhibit 3.4 of the registrant's Registration Statement on Form SB-2 (Registration No. 333-71411).

4.1 Form of E Warrant issued in private placement (Incorporated be reference to Exhibit 4.1 of the registrant's Registration Statement on Form SB-2 (Registration No. 333-71411).

10.1 1998 Stock Option Plan with Form of Option Agreement (Incorporated be reference to Exhibit 10.2 of the registrant's Registration Statement on Form SB-2 (Registration No. 333-71411).*

10.2     Employment  Agreement with Steven White  (Incorporated be reference to
         Exhibit 10.3 of the registrant's Registration Statement on Form SB-2 (Registration No. 333-71411).*

10.3     Employment Agreement with Alan Zimmelman (Incorporated be reference to
         Exhibit 10.4 of the registrant's Registration Statement on Form SB-2 (Registration No. 333-71411).*

10.4     Employment  Agreement with Richard Mayer (Incorporated be reference to
         Exhibit 10.5 of the registrant's Registration Statement on Form SB-2 (Registration No. 333-71411).*

10.5     Employment Agreement with Kevin Andersen (Incorporated be reference to
         Exhibit 10.6 of the registrant's Registration Statement on Form SB-2 (Registration No. 333-71411).*

10.6     Employment Agreement with Bob Bagga.*

10.7     Amended and Restated Consulting Agreement with Astra Advisors LLC. *

10.8 Premises Lease Agreement dated as of September 29, 1997 (Incorporated be reference to Exhibit 10.8 of the registrant's Registration Statement on Form SB-2 (Registration No. 333-71411).

21       Subsidiaries of the registrant.

23.1     Consent of Moss Adams LLP.

23.2     Consent of Andersen, Andersen & Strong L.C.

24       Power of Attorney (included on signature page).

27       Financial Data Schedule.

--------------------------------
*Constitutes a management contract or compensatory plan or arrangement required to be filed with this report.

(b)  Reports on Form 8-K

     1. A Current Report on Form 8-KSB was filed on February 19, 1999 to report a change in the registrant's certified public accountant.

     2. A Current Report on Form 8-KSB was filed on March 17, 1999 to report the acquisition of Barter Business Exchange effective March 1, 1999. The registrant filed two amendments to that Current Report on Form 8-KSB, one on March 29, 1999 and one on May 14, 1999. The amended report filed on May 14, 1999, includes audited financial statements for Barter Business Exchange and pro forma consolidated financial statements for the acquisition.

     3. A Current Report on Form 8-KSB was filed on May 14, 1999 to report the registrant's name change to Ubarter.com Inc.

                                   SIGNATURES

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven M. White, as his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Registration Statement on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, grant unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes, may lawfully do or cause to be done by virtue hereof.

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       UBARTER.COM INC.
                                       (Registrant)


                                       By: /s/ Steven M. White
                                           ------------------------------------
                                           Steven M. White

                                           President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                           Title                         Date



/s/ Seven M. White               Chairman and Chief Executive      June 30, 1999
------------------------         Officer
Steven M. White



/s/ Kevin R. Andersen            Chief Financial Officer           June 30, 1999
------------------------
Kevin R. Andersen



/s/ Alan Zimmelman               Director                          June 30, 1999
------------------------
Alan Zimmelman



/s/ Richard Mayer                Director                          June 30, 1999
------------------------
Richard Mayer



/s/ Glen T. White                Director                          June 30, 1999
------------------------
Glen T. White

                                  EXHIBIT INDEX

2.1 Merger Agreement with Cascade Trade Association, dated as of November 15, 1996 (Incorporated be reference to Exhibit 10.1 of the registrant's Registration Statement on Form SB-2 (Registration No. 333-71411).

2.2 Share Purchase Agreement dated February 28, 1999, among the registrant, Barter Business Exchange Inc. and Bob Bagga. Incorporated by reference to
     Exhibit 10.9 of the registrants' Current Report on Form 8-K filed March 17, 1999.

2.3 Share Pledge Agreement dated March 2, 1999, among the registrant, Barter Business Exchange Inc. and Bob Bagga. Incorporated by reference to Exhibit
     10.10 of the registrants' Current Report on Form 8-K filed March 17, 1999.

2.4 Promissory Note dated March 2, 1999 by the registrant in favor of Bob Bagga. Incorporated by reference to Exhibit 10.11 of the registrants' Current Report on Form 8-K filed March 17, 1999.

3.1  Articles of Incorporation, as amended.

3.2 Bylaws (Incorporated be reference to Exhibit 3.4 of the registrant's Registration Statement on Form SB-2 (Registration No. 333-71411).

4.1 Form of E Warrant issued in private placement (Incorporated be reference to Exhibit 4.1 of the registrant's Registration Statement on Form SB-2 (Registration No. 333-71411).

10.1 1998 Stock Option Plan with Form of Option Agreement (Incorporated be reference to Exhibit 10.2 of the registrant's Registration Statement on Form SB-2 (Registration No. 333-71411).*

10.2 Employment  Agreement  with Steven  White  (Incorporated  be  reference  to
     Exhibit 10.3 of the registrant's Registration Statement on Form SB-2 (Registration No. 333-71411).*

10.3 Employment  Agreement  with Alan  Zimmelman  (Incorporated  be reference to
     Exhibit 10.4 of the registrant's Registration Statement on Form SB-2 (Registration No. 333-71411).*

10.4 Employment  Agreement  with  Richard  Mayer  (Incorporated  be reference to
     Exhibit 10.5 of the registrant's Registration Statement on Form SB-2 (Registration No. 333-71411).*

10.5 Employment  Agreement  with Kevin  Andersen  (Incorporated  be reference to
     Exhibit 10.6 of the registrant's Registration Statement on Form SB-2 (Registration No. 333-71411).*

10.6 Employment Agreement with Bob Bagga.*

10.7 Amended and Restated Consulting Agreement with Astra Advisors LLC.*

10.8 Premises Lease Agreement dated as of September 29, 1997 (Incorporated be reference to Exhibit 10.8 of the registrant's Registration Statement on Form SB-2 (Registration No. 333-71411).

21   Subsidiaries of the registrant.

23.1 Consent of Moss Adams LLP.

23.2 Consent of Andersen, Andersen & Strong L.C.

24   Power of Attorney (included on signature page).

27   Financial Data Schedule.


-----------------------------
*Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit with this report.

                          INDEPENDENT AUDITORS' REPORTS
                                       and
                        CONSOLIDATED FINANCIAL STATEMENTS


                             MARCH 31, 1999 AND 1998

                          INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Board of Directors of Ubarter.com Inc.

We have audited the consolidated balance sheet of Ubarter.com Inc. and subsidiary as of March 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ubarter.com Inc. and subsidiary as of March 31, 1999, and the results of their operations and their cash flows for the year then ended, in accordance with generally accepted accounting principles.



/s/ Moss Adams LLP
Seattle, Washington
June 16, 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors
     of Ubarter.com Inc. (formerly International Barter Corp.) and Subsidiary Seattle, Washington

We have audited the consolidated financial statements of Ubarter.com (formerly International Barter Corp.) and subsidiary for the year ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Barter Corp. and subsidiary as of March 31, 1998 and the results of their operations and their cash flows for the year then ended, in accordance with generally accepted accounting principles.

/s/ Andersen Andersen & Strong L.C.

June 19, 1998
Salt Lake City, Utah

                                                                UBARTER.COM INC.
                                                      CONSOLIDATED BALANCE SHEET
                                                         MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------


                                     ASSETS
                                                                                   1999          1998
                                                                               -----------    -----------
CURRENT ASSETS
     Cash and cash equivalents .............................................   $   442,700    $   382,600
     Accounts receivable, net ..............................................       305,700         63,300
     Inventory .............................................................       310,400              -
     Other current assets ..................................................         9,200          2,900
                                                                               -----------    -----------
             Total current assets ..........................................     1,068,000        448,800
                                                                               -----------    -----------

EQUIPMENT AND LEASEHOLDS, net ..............................................       383,600         42,300
                                                                               -----------    -----------

OTHER ASSETS
     Goodwill ..............................................................     2,750,900              -
     Prepaid advertising ...................................................       135,000              -
     Notes receivable ......................................................        23,500         32,800
     Other assets ..........................................................        28,700          1,200
                                                                               -----------    -----------
                                                                                 2,938,100         34,000
                                                                               -----------    -----------
                                                                               $ 4,389,700    $   525,100
                                                                               ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable ......................................................   $   111,400    $     9,300
     Accrued liabilities ...................................................        28,200          7,700
     Unearned revenue ......................................................       186,300              -
     Trade dollars issued in excess of earned ..............................     2,147,900          5,400
     Note payable to shareholder ...........................................        66,200              -
     Current portion of long-term obligations ..............................        35,400         13,100
                                                                               -----------    -----------
             Total current liabilities .....................................     2,575,400         35,500
                                                                               -----------    -----------
LONG-TERM OBLIGATIONS ......................................................        81,600         19,100
                                                                               -----------    -----------

COMMITMENTS (Note 9)

STOCKHOLDERS' EQUITY
     Common stock
                                                                                     5,900          3,800
     Additional paid-in capital ............................................     2,649,300        540,700
     Subscribed stock ......................................................             -         37,500
     Accumulated deficit ...................................................      (909,500)      (111,500)
     Treasury stock ........................................................       (13,000)             -
                                                                               -----------    -----------
                                                                                 1,732,700        470,500
                                                                               -----------    -----------
                                                                               $ 4,389,700    $   525,100
                                                                               ===========    ===========



See accompanying notes.
                                                                               3
--------------------------------------------------------------------------------

                                                                UBARTER.COM INC.
                                                      CONSOLIDATED BALANCE SHEET
                                                         MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------



                                                                                   1999           1998
                                                                               -----------    -----------
 REVENUE
      Trade exchange revenue .................................................  $ 460,600     $ 540,600
      Corporate trading revenue ..............................................     43,900        45,500
                                                                               -----------    -----------
                                                                                  504,500       586,100
                                                                               -----------    -----------
 COSTS AND OPERATING EXPENSES
      Cost of corporate trading revenue ......................................     43,900        45,500
      Sales and marketing ....................................................     94,700        73,900
      Product development ....................................................    216,300        29,900
      General and administrative .............................................    990,600       407,000
                                                                               -----------    -----------
                                                                                1,345,500       556,300
                                                                               -----------    -----------
 INCOME (LOSS) FROM OPERATIONS ...............................................   (841,000)       29,800
                                                                               -----------    -----------
 OTHER INCOME (EXPENSE)
      Interest income ........................................................     45,700         8,800
      Interest expense .......................................................     (2,700)       (4,900)
                                                                               -----------    -----------
                                                                                   43,000         3,900
                                                                               -----------    -----------
 NET INCOME (LOSS) BEFORE INCOME TAXES .......................................   (798,000)       33,700
 INCOME TAXES ................................................................          -         1,200
                                                                               -----------    -----------
 NET INCOME (LOSS) ...........................................................  $(798,000)    $  32,500
                                                                               ===========    ===========
 AVERAGE COMMON AND EQUIVALENT SHARES
      Basic ..................................................................  5,521,583     2,632,424
                                                                               ===========    ===========
      Diluted ................................................................  5,521,583     2,949,942
                                                                               ===========    ===========
 NET INCOME (LOSS) PER COMMON SHARE
      Basic .................................................................. $    (0.14)    $    0.01
                                                                               ===========    ===========
      Diluted ................................................................ $    (0.14)    $    0.01
                                                                               ===========    ===========



See accompanying notes.
                                                                               4
--------------------------------------------------------------------------------

                                                                UBARTER.COM INC.
                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                             YEARS ENDED MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------


                                                            Additional
                                        Common Stock         Paid-In     Subscribed   Accumulated      Treasury Stock
                                     Shares     Amount       Capital       Stock       Deficit      Shares     Amount      Total
                                     ------     ------       -------       -----       -------      ------     ------      -----
BALANCE, March 31, 1997 .......    1,250,000  $  1,300     $ 131,900     $ 150,000    $ (144,000)       --        --      $ 139,200
  2-for-1 common stock split
    effective July 24, 1998 ...    1,250,000     1,300        (1,300)         --            --          --        --             --
                                   ---------  ---------   ------------   ---------    -------------  -------  ---------  ----------
BALANCE, March 31, 1997 .......    2,500,000     2,600       130,600       150,000      (144,000)       --        --        139,200
  Issuance of subscribed stock       600,000       600       149,400      (150,000)         --
  Exercise of "A" and "B"            492,900       400       188,900        37,500          --          --        --        226,800
warrants
  Issuance of stock ...........      240,000       200        71,800          --            --          --        --         72,000
  Net income ..................         --        --            --            --          32,500        --        --         32,500
                                   ---------  ---------   ------------   ---------    -------------  -------  ---------  ----------
BALANCE, March 31, 1998 .......    3,832,900     3,800       540,700        37,500      (111,500)       --        --        470,500

  Issuance of subscribed stock       100,000       100        37,400       (37,500)         --          --        --             --
  Exercise of "B" warrants ....      563,500       500       278,000          --            --          --        --        278,500
  Exercise of  "C" and "D"
    warrants ..................      480,000       500       228,300          --            --          --        --        228,800
  Issuance of stock ...........      800,000       800       999,200          --            --          --        --      1,000,000
  Issuance of stock in
    connection with acquisition      150,000       200       374,800          --            --          --        --        375,000
  Stock options granted .......         --        --         190,900          --            --          --        --        190,900
  Treasury stock acquired .....         --        --            --            --            --        10,980   (13,000)     (13,000)
  Net loss ....................         --        --            --            --        (798,000)       --        --       (798,000)
                                   ---------  ---------   ------------   ---------    -------------  -------  ---------  ----------
BALANCE, March 31, 1999 .......    5,926,400  $  5,900    $2,649,300      $   --       $(909,500)     10,980  $(13,000) $ 1,732,700
                                   =========  =========   ============   =========    =============  =======  =========  ==========




See accompanying notes.                                                        5
--------------------------------------------------------------------------------

                                                                UBARTER.COM INC.
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                             YEARS ENDED MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------



                                                                                          1999               1998
                                                                                     ---------------    ---------------
 CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                                                                  $(798,000)          $ 32,500
      Adjustments to reconcile net income (loss) to net cash
              provided by operating activities
          Depreciation                                                                      18,400             10,800
          Non-cash charges related to stock option grants                                  172,800                  -
          Net trade dollars earned                                                          (3,700)          (106,600)
          Accrued interest on notes receivable                                              (2,400)                 -
      Change in operating assets and liabilities
          Accounts receivable                                                               38,700             (2,400)
          Prepaid advertising and other assets                                            (133,100)             4,800
          Accounts payable and other liabilities                                             7,300             12,900
                                                                                     ---------------    ---------------
                                                                                          (700,000)           (48,000)
                                                                                     ---------------    ---------------

 CASH FROM INVESTING ACTIVITIES
      Acquisition of equipment and leaseholds                                              (84,800)           (13,900)
      Purchase of Barter Business Exchange Inc. stock                                     (647,300)                 -
      Notes receivable collections                                                          11,700                  -
                                                                                     ---------------    ---------------
                                                                                          (720,400)           (13,900)
                                                                                     ---------------    ---------------

 CASH FROM FINANCING ACTIVITIES
      Proceeds from issuance of common stock                                             1,507,300            298,900
      Treasury stock acquired                                                              (13,000)                 -
      Repayment of notes payable                                                           (13,800)           (16,700)
                                                                                     ---------------    ---------------
                                                                                         1,480,500            282,200
                                                                                     ---------------    ---------------

 NET CHANGE IN CASH AND CASH EQUIVALENTS                                                    60,100            220,300

 CASH AND CASH EQUIVALENTS
      Beginning of period                                                                  382,600            162,300
                                                                                     ---------------    ---------------
      End of period                                                                      $ 442,700           $382,600
                                                                                     ===============    ===============
 SUPPLEMENTAL CASH FLOW INFORMATION Cash paid during the year for:
          Interest                                                                       $   2,700           $  5,100
                                                                                     ===============    ===============
          Income taxes                                                                   $       -              $   -
                                                                                     ===============    ===============
 NON-CASH INVESTING AND FINANCING ACTIVITIES
      Furniture purchased with trade dollars                                             $       -           $ 13,700
                                                                                     ===============    ===============
      See Note 3 for additional disclosure of noncash transaction



See accompanying notes.                                                        6
--------------------------------------------------------------------------------

                                                                UBARTER.COM INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                         MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------


Note 1 -  Description Of Business And Organization

     Ubarter.com Inc., formerly International Barter Corp., was incorporated on September 18, 1996, in the State of Nevada. Ubarter.com Inc. ("the Company") operates a trade exchange offering bartering services for retail, professional, media and corporate clients. Operations are primarily transacted in the State of Washington. Operations of the Company's subsidiary, Barter Business Exchange Inc. (see Note 3), are primarily transacted in the Canadian provinces of Ontario and British Columbia. The Company acts as a third-party record-keeper of clients' transactions and balances, which are denominated in Trade Dollars. A Trade Dollar is an accounting unit used to record the value of trades as determined by the buying and selling parties in barter transactions. Trade Dollars denote the right to receive goods or services available from other clients or the obligation to provide goods or services to other clients. Trade Dollars may not be redeemed for cash. Trade Dollars are not legal tender, securities, or commodities. Clients pay cash and Trade Dollar fees and commissions to the Company. The Company typically receives a cash commission on all transactions charging both the buyer and seller 5% on the purchase and sale.


Note 2 -  Summary of Significant Accounting Policies

     Principles of Consolidation - The consolidated financial statements include the accounts of the Company and, effective March 31, 1999, the balance sheet of its wholly-owned subsidiary, Barter Business Exchange Inc. (BBE). The Company's fiscal year end is March 31. BBE's fiscal year end is February 28. For purposes of consolidation the difference in fiscal year-ends is not significant. All significant intercompany accounts and transactions have been eliminated.

     Stock Split - On July 9, 1998 the Board of Directors authorized a 2-for-1 split of its common stock to be distributed to stockholders of record at the close of business on July 24, 1998. All per-share and shares outstanding data in the accompanying consolidated financial statements have been restated to reflect the stock split.

     Foreign  Currency  Translation  -  Financial  statements  of the  Company's
     Canadian subsidiary, BBE, are translated into U.S. dollars using the exchange rate at the balance sheet date for assets and liabilities. The functional currency of BBE is the local currency, the Canadian dollar. Translation adjustments, if necessary, are recorded as a separate component of Stockholders' Equity. There were no translation adjustments required as of March 31, 1999 and 1998.

     Comprehensive Income - In 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS No. 130 had no impact on total stockholders' equity as of March 31, 1999.



                                                                               7
--------------------------------------------------------------------------------

                                                                UBARTER.COM INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                         MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------


Note 2 -  Summary of Significant Accounting Policies  (Continued)

     Revenue Recognition - The Company recognizes revenue equal to the cash to be received from the commission earned when the buyer has made an unconditional commitment to pay and the earnings process has been completed by the finalization of a trade transaction. Revenue is recognized for monthly dues after the fees have been earned. Initiation and annual renewal fees are nonrefundable, and are deferred and included in income over a twelve month period.

     Product Development Costs - Product development costs include expenses incurred by the Company to develop, enhance, monitor and operate the Company's website. Product development costs are expensed as incurred.

     Trade Dollar Transactions - The Company uses the ratio of one Trade Dollar to one local currency dollar (United States or Canadian) in measuring and accounting for purchases and sales. This one-for-one ratio is the pervasive standard with the Company and throughout the barter industry. The Company does not recognize any accounting implications if differences are observed between trade dollar and the applicable local currency dollar prices that are within reasonable ranges that might exist between prices of similar U.S. dollar or Canadian dollar transactions.

     The negative Trade Dollar balance of the Company is shown as a liability in the balance sheet. This occurs as a result of the Company "borrowing" trade dollars through the issuance of Trade Dollars in excess of the amounts earned by the Company.

     Cash and Cash Equivalents - The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     Inventory - At times, the Company acquires inventory for resale from clients of the barter exchange. Inventory is stated at lower of cost (first-in, first-out basis) or market.

     Allowance for Uncollectible Accounts - The Company provides an allowance for accounts receivable which are doubtful of collection. The allowance is based upon management's periodic analysis of receivables, evaluation of current economic conditions, and other pertinent factors. Ultimate losses may vary from the current estimates and, as additions to the allowance become necessary, are charged against earnings in the period in which they become known. Losses are charged and recoveries are credited to the allowance. At March 31, 1999 and 1998, the allowance for doubtful accounts was $129,400 and $2,000, respectively.

     Depreciation and Amortization - Equipment and leaseholds are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, generally five to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives or the term of the lease.


                                                                               8
--------------------------------------------------------------------------------

                                                                UBARTER.COM INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                         MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------


Note 2 -  Summary of Significant Accounting Policies  (Continued)

     Goodwill - Goodwill resulting from the acquisition of BBE was estimated by management to be primarily associated with the acquired workforce, infrastructure and technological expertise. As a result of the rapid technological changes occurring in the Internet industry and the intense competition for qualified professionals, goodwill is amortized on a straight-line basis over the estimated life of the benefit of 24 months (see Note 3).

     Income Taxes - Income taxes are computed using the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of its deferred tax assets will not be realized.

     Basic and Diluted Net Income (Loss) per Share - Basic net income (loss) per share is computed using the weighted average number of shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock options and stock warrants.

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

     Concentration of Credit Risk - Financial instruments that potentially subject the Company to significant concentration of credit risk consists primarily of cash and accounts receivable. Cash is deposited with high credit, quality financial institutions. Accounts receivable are typically unsecured and are derived from revenues earned from customers primarily located in the Pacific Northwest and the Canadian provinces of Ontario and British Columbia. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses; historically, such losses have been within management's expectations. At March 31, 1999 and 1998, no one customer accounted for 10% or more of the accounts receivable balance.



                                                                               9
--------------------------------------------------------------------------------

                                                                UBARTER.COM INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                         MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------


Note 2 -  Summary of Significant Accounting Policies  (Continued)

     Fair Value of Financial Instruments - The Company's financial instruments, including cash, accounts receivable, accounts payable, notes payable and long-term obligations are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

     Advertising - The Company recognizes advertising expenses in accordance with Statement of Position 93-7, "Reporting on Advertising Costs". As such, the Company expenses the cost of communicating advertising in the period in which the advertising space or airtime is used. Advertising expenses amounted to $51,700 and $22,800 for the years ended March 31, 1999 and 1998, respectively.

     Stock-based Employee Compensation - The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of
     Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees", and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Under APB 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock.

     Impairment of Long-Lived Assets - The Company evaluates the recoverability of long-lived assets in accordance with "SFAS" No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of". SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

     Recent Accounting Pronouncements - In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This standard requires companies to capitalize qualifying computer software costs which are incurred during the application development stage and amortize them over the software's estimated useful life. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company does not expect that the adoption of SOP 98-1 will have a material impact on its consolidated financial statements.

     In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 is effective for the Company's fiscal year ending March 31, 2000. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. Adoption is not expected to have a material effect on the Company's consolidated financial statements.


                                                                              10
--------------------------------------------------------------------------------

                                                                UBARTER.COM INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                         MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------


Note 2 -  Summary of Significant Accounting Policies  (Continued)

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not expect that the adoption of SFAS No. 133 will have a material impact on its consolidated financial statements because the Company does not currently hold any derivative instruments.

     Reclassifications - Certain prior year balances have been reclassified to conform to the current year presentation.


Note 3 -  Acquisition

     Acquisition of Barter Business Exchange, Inc. - On March 2, 1999, the Company entered into a stock purchase agreement to acquire all of the outstanding capital stock of Barter Business Exchange Inc. (BBE), a privately-held Canadian corporation which presently operates a trade exchange in the Canadian Provinces of Ontario and British Columbia. The total purchase price of approximately $1,270,200 is comprised of cash in the amount of $663,300; a promissory note in the principal amount of $66,200 (Note 7); Ubarter.com Trade dollars in the amount of $165,700; the issuance of 150,000 shares of Ubarter.com common stock which had a value of $375,000 at the acquisition date. In addition, the purchase agreement provides for contingent consideration. The terms of the note payable provide for additional payments of up to $500,000 dependent upon attainment of certain operating results. Additionally, if 10% of the cash revenues, as defined in the agreement, exceed $500,000, the Company will be required to pay the amount exceeding $500,000 in common shares of the Company.

     The purchase has been accounted for under the purchase method of accounting. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. The excess purchase price over the estimated fair value of the assets acquired and liabilities assumed has been allocated to goodwill. The Company estimated the economic useful life of the goodwill to be two years.



                                                                              11
--------------------------------------------------------------------------------

                                                                UBARTER.COM INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                         MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------


Note 3 -  Acquisition  (Continued)

     The consolidated financial statement combines the Company's balance sheet as of March 31, 1999 with the balance sheet of BBE as of February 28, 1999. The consolidated statement of operations presents the results of operations of the Company and excludes the results of operations of BBE. Results of operations of BBE will be consolidated with the Company from the date of purchase, March 1, 1999. However, due to the differing year-ends, the results of operations of BBE for the fiscal year from March 1, 1999 through February 28, 2000 will be consolidated with the Company's results of operations for the fiscal year ended March 31, 2000.

     Statement of Cash Flows - The acquisition of BBE resulted in a non-cash transactions which increased assets in the amount of $3,069,700 and liabilities in the amount of $2,610,400. Non-cash consideration included 150,000 shares of the Company's common stock, trade dollars, and a note payable (Note 7).

     Unaudited Pro Forma Disclosures of Significant Acquisition - The following unaudited pro forma consolidated results of operations give effect to the acquisition of BBE as if it had occurred as of the beginning of the period.


                                                                                      Year Ended
                                                                                       March 31,
                                                                        ---------------------------------------
                                                                        -------------------  ------------------
                                                                               1999                1998
                                                                        -------------------  ------------------
 Revenue                                                                    $ 3,289,900         $ 3,219,900
 Net loss                                                                   $(2,682,100)        $(1,739,800)
 Net loss per share - basic                                                 $     (0.49)        $     (0.66)
 Net loss per share - diluted                                               $     (0.49)        $     (0.66)
 Shares used in per share calculation - basic and diluted                     5,521,583           2,632,424



Note 4 -  Notes Receivable

     At March 31, 1999 and 1998, the Company had notes receivable amounting to $23,500 and $32,800 which bear interest ranging from 10% to 10.75%. Although the Company periodically receives payments, the notes are currently in default. The notes are collateralized by real estate.




                                                                              12
--------------------------------------------------------------------------------

                                                                UBARTER.COM INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                         MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------


Note 5 -  Equipment and Leaseholds

     At March 31, 1999 and 1998, equipment and leaseholds consisted of the following:


                                                                1999                1998
                                                          ----------------    ----------------

     Computer equipment                                   $    183,100         $    13,900
     Equipment                                                 121,800              81,200
     Furniture and fixtures                                    141,500              29,000
     Leasehold improvements                                     57,100              19,700
     Automobile                                                 25,600              25,600
                                                          ----------------    ----------------
                                                               529,100             169,400
     Less:  accumulated depreciation                          (145,500)           (127,100)
                                                          ----------------    ----------------
                                                          $    383,600         $    42,300
                                                          ================    ================



Note 6 -  Excess of Trade Dollars Issued Over Trade Dollars Earned

     In accordance with the guidelines established by the International Reciprocal Trade Association, the Company has the right to borrow from the exchange and spend within the exchange systems. Such a practice is used by barter exchanges, worldwide, to cover inventory purchases, capital purchases, operating expenses and to control the supply of trade dollars in the exchange economy. The Company is obligated to provide goods and services to clients to offset any amounts of Trade Dollars issued in excess of earned. At March 31, 1999 and 1998, the Company had expended $2,147,900 and $5,400 Trade Dollars respectively, in excess of the amount of Trade Dollars earned by the Company.


Note 7 -  Notes Payable

     The Company has a $67,000 revolving note payable with a Canadian bank. The note payable is subject to annual renewal. There were no borrowings outstanding as of March 31, 1999. Borrowings on the line of credit are secured by cash and cash equivalents on deposit with the bank.

     In connection with the acquisition of BBE (Note 3), the Company has a $66,200 note payable to a shareholder. The non-interest bearing note is due on March 1, 2000.



                                                                              13
--------------------------------------------------------------------------------

                                                                UBARTER.COM INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                         MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------


Note 8 -  Long-Term Obligations

     At March 31, 1999 and 1998, long-term obligations consisted of the following:


                                                                                   1999                1998
                                                                             ----------------    ----------------
     Note payable to Financial Services, Inc. at $800 per
     month, including interest at 10% per annum
     (collateralized by real estate), due 2002                               $     18,400        $     26,300

     Note payable to bank, interest at prime plus 2 1/2%,
     payable in monthly installments of $1,400 plus
     interest, maturing July 2004, partially guaranteed
     by a stockholder and collateralized by equipment                              73,800                   -

     Capital lease for leasehold improvements, due in
     monthly installments of $900, including imputed
     interest of 19%, due December 2001                                            21,800                   -

     Note payable to bank, paid in full in 1999                                         -               5,900

     Other                                                                          3,000                   -
                                                                             ----------------    ----------------
                                                                                  117,000              32,200
     Less current portion                                                         (35,400)            (13,100)
                                                                             ----------------    ----------------
                                                                             $     81,600         $    19,100
                                                                             ================    ================


     Maturities of long-term obligations for future years ending March 31 are as follows:


                                                                      Capital
                                                  Principal            Lease
                                                  Payments           Obligation             Total
                                             ---------------    ----------------    ----------------
     2000                                       $     28,400       $      10,800       $      39,200
     2001                                             25,400              10,800              36,200
     2002                                             17,800               7,600              25,400
     2003                                             16,700              -                   16,700
     2004                                              6,900              -                    6,900
                                             ---------------    ----------------    ----------------
                                                      95,200              29,200             124,400
     Amount representing interest                     -                   (7,400)             (7,400)
                                             ---------------    ----------------    ----------------

                                                $     95,200       $      21,800       $     117,000
                                             ===============    ================    ================


                                                                              14
--------------------------------------------------------------------------------

                                                                UBARTER.COM INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                         MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------


Note 9 -  Commitments

     The Company leases office space under non-cancelable operating leases expiring in May 2003. Future minimum lease payments under the leases are as follows for the years ending March 31:


          2000                                           $     119,100
          2001                                                  91,400
          2002                                                  79,300
          2003                                                  75,500
          2004                                                  18,900
                                                         -------------

                                                         $     384,200

     Rent expense amounted to $23,500 and $20,900 for the years ended March 31, 1999 and 1998, respectively.


Note 10 - Stockholders' Equity

     The Company is authorized to issue 25,000,000 shares of $.001 par value common stock. As of March 31, 1999 and 1998, the Company has 5,915,420 and 3,832,900 shares of common stock outstanding, respectively.

     During fiscal 1997, the Company completed a private placement (Offering) of its common stock pursuant to which 600,000 shares were subscribed for $150,000. Under the terms of the Offering, one "A" warrant and one "B" warrant were issued with each issued share of common stock issued. During fiscal 1998, "A" and "B" warrants were exercised for 492,900 shares of common stock for $226,800. During the fiscal year 1999, the remaining outstanding "B" warrants were exercised for 563,500 shares of common stock with proceeds totaling $278,500.

     During fiscal 1998, the Company completed a private placement (Placement) of its common stock pursuant to which 240,000 shares of common stock were issued for $72,000. Under the terms of the Placement, one "C" warrant and one "D" warrant was issued with each one share of common stock issued. During fiscal 1999, all outstanding "C" and "D" warrants were exercised for 480,000 shares of common stock with proceeds totaling $228,800.



                                                                              15
--------------------------------------------------------------------------------

                                                                UBARTER.COM INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                         MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------


Note 10 - Stockholders' Equity  (Continued)

     During fiscal 1999, the Company received cash for common stock and warrants through a private placement whereby, 800,000 units were sold at $1.25 per unit. Each unit consists of one share of common stock and one "E" warrant exercisable at $1.50 per share. The warrants expire June 20, 2000. At March 31, 1999, there were 800,000 "E" warrants issued and outstanding.

     During fiscal 1999, a brokerage account was opened and funded for the sole purpose of repurchasing up to 250,000 shares of the Company's common stock in the open market. In October of 1998, 10,980 shares were repurchased for approximately $13,000 and classified as treasury stock.


Note 11 - Stock Options

     The Company adopted a Stock Option Plan ("the Plan") effective June 1, 1998 whereby, non-qualified and incentive stock options for up to 20% of the shares of common stock outstanding may be granted to Directors, Officers, Employees and Consultants. Options granted under the Plan are not to have a life in excess of five years from the date of grant and generally are to vest ratably over two years. The provisions of the Plan allow the administrators to determine the vesting period and exercise price of options granted. All options outstanding at March 31, 1999 are non-qualified stock options.

     In June 1998, the Company granted options under the Plan to purchase 55,000 shares of common stock at an exercise price of $0.82 per share to certain non-employee Directors. The options are fully vested and expire five years from the date of grant. The options were valued at $11,400, which was recognized as director compensation expense in 1999.

     In October 1998, the Company granted options under the Plan to purchase 630,000 shares of common stock to a consultant. The options are fully vested and expire five years from the date of grant. The exercise prices of the options range from $4.00 to $14.00 per share and have a weighted average exercise price of $11.11 per share. The options were valued at $243,800. The Company is recognizing consulting expense related to these options granted over the consultant's contractual period of 39 months. In 1999, the Company recognized consulting expense of $37,500 related to the stock options. The consulting agreement also contains an anti-dilutive provision whereby the consultant will be granted additional options from time to time so that the options will equal approximately 10.4% of common stock outstanding on a fully diluted basis.


                                                                              16
--------------------------------------------------------------------------------

                                                                UBARTER.COM INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                         MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------


Note 11 - Stock Options  (Continued)

     In November 1998, the Company granted options under the Plan to purchase 25,000 shares of common stock at $2.00 per share to other service providers. The options vest over one year and expire five years from the date of grant. The options were valued at $11,400, which was recognized as consulting expense during 1999.

     The following table summarizes the Company's stock option activity:


                                                                               Weighted-
                                                            Number             Average
                                                              of               Exercise
                                                            Shares               Price
                                                       ----------------    ----------------
     Balance, April 1, 1998                                       -           $      -
         Options granted                                  1,069,000               7.80
         Options forfeited                                   (1,000)              2.75
         Options exercised                                        -                  -
                                                       ----------------    ----------------
     Balance, March 31, 1999                              1,068,000           $   7.17
                                                       ================    ===============


     The following table summarizes information about options outstanding and exercisable at March 31, 1999:


                                              Options Outstanding                        Options Exercisable
                               -------------------------------------------------   -------------------------------
                                                    Weighted-
                                                     Average         Weighted-                         Weighted-
                                                    Remaining         Average                           Average
          Range of                 Number          Contractual       Exercise          Number          Exercise
      Exercise Prices            Outstanding          Life             Price         Exercisable         Price
----------------------------   ---------------   ---------------   -------------   ---------------   -------------

    $ 0.8125   -     $ 2.75           438,000         4.5 years        $   1.49          277,000         $   0.83
    $ 4.00     -     $ 6.00            90,000         4.5 years            4.89           90,000             4.89
    $ 8.00     -     $10.00           140,000         4.5 years            9.14          140,000             9.14
    $12.00     -     $14.00           400,000         4.5 years           13.20          400,000            13.20
                               ---------------   ---------------   -------------   ---------------   -------------
                                    1,068,000         4.5 years        $   7.17           907,000        $   7.97
                               ===============                                     ===============




                                                                              17
--------------------------------------------------------------------------------

                                                                UBARTER.COM INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                         MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------


Note 11 - Stock Options (Continued)

     The Company applies Accounting Principles Board Opinion No. 25 (APB No. 25) in accounting for stock options. Accordingly, no compensation cost is recognized from options issued under the Company stock option plan if the exercise price equals the fair value at the date of grant. During 1999, 40,000 options were granted to one employee that were fully vested and had an exercise price less than the fair value of the common stock on the date of grant. Using the intrinsic value method required by APB No. 25 the Company has recorded compensation expense in the amount of $112,500 in 1999.

     An alternative method of accounting for stock options is SFAS No. 123 (Note
     2). Under SFAS No. 123, employee stock options are valued at grant date using the Black-Scholes option-pricing model and compensation cost is recognized ratably over the vesting period. Had compensation cost for the Company's stock option plan been determined based on the Black-Scholes value at the grant dates for awards as prescribed by SFAS No. 123, pro forma statement of operations for fiscal 1999 would have been as follows:

          Year Ended March 31, 1999
          ----------------------------------------------------------------------
          Net loss
             As Reported                                            $ (798,000)
             Pro forma                                              $ (836,800)
          Net loss per common share
             As Reported                                            $    (0.14)
             Pro forma                                              $    (0.15)
          ----------------------------------------------------------------------

     The effects of applying SFAS No. 123 for the pro forma disclosures are not representative of the effects expected on reported net earnings and earnings per share in future years. In addition, valuations are based on highly subjective assumptions about the future, including stock price volatility and exercise patterns.

     The weighted average fair market value of an option granted during 1999 was
     $1.69  using  the   Black-Scholes   option-pricing   model.  The  following
     assumptions were applied in determining the pro forma compensation cost:

          Year Ended March 31, 1999
          ----------------------------------------------------------------------
          Interest rate                                                   6.0%
          Dividend yield                                                  0.0%
          Expected volatility                                           122.8%
          Expected useful life in years                                   5
          ----------------------------------------------------------------------




                                                                              18
--------------------------------------------------------------------------------

                                                                UBARTER.COM INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                         MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------


Note 12 - Income Taxes

     The components of the provision for income taxes at March 31, 1999 and 1998 are as follows:


                                                                    1999                1998
                                                              ----------------    ----------------
     Current - Federal                                         $      -             $         -
     Deferred - Federal                                               -                   1,200
                                                              ----------------    ----------------
     Income tax provision                                      $      -             $     1,200
                                                              ================    ================


     A reconciliation of the consolidated income tax provision to the amount expected using the U.S. Federal statutory rate follows:



                                                                     1999                1998
                                                              ----------------    ----------------
         Expected amount using
             U.S. Federal statutory rate                       $      -             $         -
         Non-deductible expenses                                      -                       -
         Depreciation and bad debts allowance                         -                    1,200
                                                              ----------------    ----------------
         Effective tax                                         $      -             $      1,200
                                                              ================    ================


     Deferred tax assets (liabilities) consisted of the following at March 31, 1999 and 1998:


                                                                     1999                1998
                                                              ----------------    ----------------
     Deferred tax assets
        Bad debt allowance                                     $    11,900                700
        Stock options                                               58,800                  -
        Net operating loss carryforwards                           746,100             10,100
                                                              ----------------    ----------------
                                                                   816,800             10,800
     Deferred tax liability
        Property and equipment                                        (500)              (300)
                                                              ----------------    ----------------
                                                                   816,300             10,500
     Valuation allowance                                          (816,300)           (10,500)
                                                              ----------------    ----------------
                                                               $         -         $        -
                                                              ================    ================


        As of March 31, 1999, the Company has domestic net operating loss carryforwards of approximately $646,000 and Canadian net operating loss carryforwards of approximately $1,212,200. The domestic carryforwards begin to expire in fiscal year 2012. The Canadian carryforwards begin to expire in fiscal year 2000. Deferred tax assets have been reduced by a valuation allowance because of uncertainties as to future recognition of taxable income to assure realization.


                                                                              19
--------------------------------------------------------------------------------

                                                                UBARTER.COM INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                         MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------


Note 13 - Income (Loss) Per Share

     Following is a reconciliation of the numerators of the basic and diluted income (loss) per share for the years ended March 31, 1999 and 1998:


                                                                              1999                1998
                                                                        ----------------    ----------------
      Net income (loss) available to common stockholders                $    (798,000)       $       32,500
                                                                        ================    ================
      Weighted average shares                                               5,521,583             2,632,424
      Effect of dilutive securities:
          Options                                                                   -                     -
          Warrants                                                                  -               317,518
                                                                        ----------------    ----------------
                                                                            5,521,583             2,949,942
                                                                        ================    ================
      Basic income (loss) per share (based on weighted
          average shares)                                               $        (.14)                  .01
                                                                        ================    ================


     1,028,000 options and 800,000 warrants to purchase shares of common stock were excluded from the computation in 1999 because their effect would be anti-dilutive.


Note 14 - Geographic Segment Information


                                                                              1999                1998
                                                                        ----------------    ----------------
    Assets
        U.S. operations                                                 $      700,700       $     525,100
        Canadian subsidiary                                                  3,689,000                   -
                                                                        ----------------    ----------------
                                                                        $    4,389,700       $     525,100
                                                                        ================    ================


Note 15 - Revenue

     The following table summarizes the cash and trade dollars components of revenue for the years ended March 31, 1999 and 1998:


                                                                              1999                1998
                                                                        ----------------    ----------------
    Trade                                                               $      263,900             279,100
    Cash                                                                       240,600             307,000
                                                                        ----------------    ----------------
                                                                        $      504,500         $   586,100
                                                                        ================    ================


                                                                              20
--------------------------------------------------------------------------------