Form 10KSB/A
period 1999-03-31
UBARTER COM INC
filed 1999-07-29
CIK 1030814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
--------------------------------------------------------------------------------


                                   FORM 10-KSB/A

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
                       -----------------------------------

                                UBARTER.COM INC.
                 (Name of small business issuer in its charter)

          NEVADA                                         91-1739746
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

   21400 International Blvd. #207
          Seattle, WA                                         98198
---------------------------------------                -------------------
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

Documents Incorporated by Reference

Portions of Company's Current Report on Form 8-K/A (for event on March 2, 1999) dated May 14, 1999 are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Format.         Yes [  ]  No [X]

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

     Directors and Executive Officers

     The following table provides information as of March 31, 1999 concerning our directors and executive officers.

Name                        Age                     Position
----                        ---                     --------

Steven M. White             40               Chief Executive Officer, President,
                                             Director and Chairman of the Board
Richard L. Mayer            59               Vice President, Chief Credit
                                             Officer, Secretary and Director
Alan Zimmelman              54               Vice President and Director
Glen T. White               45               Director
Kevin R. Andersen           47               Chief Financial Officer
Bob Bagga                   29               Chief Operating Officer

     Following is a discussion of the business background of each of our directors and executive officers.

     Steven M. White has been a member of the Board of Directors and has served as President and Chief Executive Officer since September 1996. From July 1983 until its merger with Ubarter.com in November of 1996, Mr. White served as President of Cascade Trade Association, a private company involved in the barter business. He has over nineteen years experience in sales and management, including over fifteen years affiliated with companies involved in the barter business. He is currently serving as Chairman of the Board of Directors of the National Association of Trade Exchanges for the 1999-2000 term and served as its President for the 1998-1999 term.

     Richard L. Mayer has been a member of the Board of Directors since September 1996. Mr. Mayer joined Ubarter.com as a Vice President in November 1996 and was appointed Corporate Secretary in November 1998 and Chief Credit Officer in March 1999. From November 1995 until its merger with Ubarter.com, he was Vice President of Marketing for Cascade Trade Association, a private company involved in the barter business. He has over thirty years experience in sales and management, including over six years affiliated with companies involved in the barter business. From April 1989 to November 1995, he was the owner of Money Mailer of the Sound, a private company involved in direct mail. From 1960 until 1989, he was employed by General Electric Capital Corp.

     Alan Zimmelman has been a member of the Board of Directors since November 1997. Mr. Zimmelman joined Ubarter.com as its Vice President of Operations in November 1997. From November 1987 to August 1996, he was President of BXI West Los Angeles, a private company involved in the barter business. He has over twenty-six years experience in sales and management, including over ten years affiliated with companies involved in the barter business, twelve years affiliated with companies in the hotel industry and five years affiliated with companies in hospital administration.

     Glen T. White has been a member of the Board of Directors since November 1997. Since June 1977, he has been in the US Navy and currently holds the rank of Commander. Glen T. White is the brother of Steven M. White.

     Kevin R. Andersen has served as Chief Financial Officer since joining Ubarter.com in August 1998. Mr. Andersen has been partner with the firm of Andersen, Andersen & Strong L.C. since 1990. He was formerly with the national accounting firm of Laventhol & Horwath where he served in the Las Vegas,

Nevada office and in the firm's national tax office in Washington D.C. Mr. Andersen was on the Laventhol & Horwath Teaching Faculty and has been a Professor of Taxation at the Washington College of Law. Mr. Andersen received a B.S. degree in Accounting from the University of Utah in 1977, a Master of Accountancy (Taxation) from UNLV in 1988, and has been a CPA since 1980.

     Bob Bagga has served as Chief Operating Officer since joining Ubarter.com in March 1999. Prior to joining Ubarter.com, Mr. Bagga was Chief Executive Officer of Barter Business Exchange Inc. from 1997 and prior to that was Vice President from 1992 to 1997. See "Item 12. Certain Relationships and Related Transactions - Acquisition of Barter Business Exchange Inc."

     Significant Employees and Consultants

     We employ several administrative, technical, sales and support personnel who perform various day-to-day tasks and conduct operations. In addition, Ubarter.com from time to time uses consultants or consulting firms to assist us in developing our business plan and operations. The following individuals are significant employees or consultants of Ubarter.com.

     Liad Y. Meidar, 24, is President of Astra Ventures LLC and since October 1998, has performed the duties of our Vice President, Strategic Development. Ubarter.com retained Astra Ventures in October 1998 to advise the Chief Executive Officer and Board of Directors on corporate planning, mergers and acquisitions. From July 1997 to September 1998, Mr. Meidar was an investment banker in the Financial Sponsors Group at BT Alex. Brown Incorporated where he served financial sponsor clients in transactions involving high yield debt issuances, senior debt underwriting and syndication and international acquisitions. Mr. Meidar received a B.A. degree in Economics from Princeton University in June 1997. See "Item 12. Certain Relationships and Related Transactions Relationship with Astra Ventures LLC."

     Dan C. Schneider, 45, has served as Chief Technology Officer since joining Ubarter.com in August 1998. From 1985 to 1998, he worked at Darigold Inc. as manager of its PC-related activities. He was responsible for the deployment of UNIX-based, DOS-based, and Windows-based systems and networks, and managed hardware and software support. In 1997, he developed the corporate website for Darigold, and established a password-protected database allowing milk producers to check daily quality control testing data. Mr. Schneider received a B.A. degree in Business Administration from Central Washington University in 1977.

     Board Committees and Meetings

     During the fiscal year ended March 31, 1999, the Board of Directors held six meetings. During this period, each of the directors attended or participated in more than 75% of the total number of meetings of the Board of Directors. Ubarter.com's Board of Directors also acts from time to time by written action in lieu of meetings.

     The Board of Directors has not yet established a Compensation Committee or an Audit Committee. Ubarter.com does not intend to establish a Nominating Committee. When established, the Compensation Committee will make recommendations concerning the salaries and incentive compensation of employees of, and consultants to, Ubarter.com, and will administer Ubarter.com's 1998 Stock Option Plan. When established, the Audit Committee will be responsible for reviewing the results and scope of audits and other services provided by Ubarter.com's independent auditors.

     Director Compensation

     Except  for  grants  of  stock  options  and   reimbursement  of  expenses,
Ubarter.com generally does not compensate our directors or officers for the services they render us as directors. Ubarter.com does not compensate our directors for committee participation or for performing special assignments for the Board of Directors.

Under our 1998 Stock Option Plan, non-employee directors receive automatic grants of stock options to purchase 5,000 shares of common stock each year upon their re-election at the annual meeting of shareholders, exercisable at not less than the fair market value of our common stock on the day of grant. The options vest and become exercisable on the one year anniversary of the director's election or reelection to the Board of Directors. Mr. Glen White received options to purchase 5,000 shares of common stock at an exercise price of $.813 per share upon his election as a director at the 1998 annual meeting of shareholders. Mr. Steven White and Messrs. Zimmelman and Mayer each received options to purchase 5,000 shares of common stock at an exercise price of $.813 per share for their service as directors. In the future, employees who also serve as directors of Ubarter.com will receive no additional compensation for their service as directors.

     Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and all persons who beneficially own more than 10 percent of the outstanding shares of the Company's Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of such Common Stock. Directors, executive officers and such beneficial owners are also required to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended March 31, 1999, all Section 15(a) reporting requirements applicable to the Company's directors, executive officers and such beneficial owners were complied with.

Item 10. Executive Compensation

     Executive Compensation

     The following table sets forth all compensation paid to or earned by Ubarter.com's President and Chief Executive Officer. No other executive officer of Ubarter.com received total annual salary, bonus and other compensation in excess of $100,000 in the fiscal year ended March 31, 1999.

                           Summary Compensation Table
                           --------------------------
                                                                    Long-Term
                                                                   Compensation
                             Annual Compensation                     Awards
                             -------------------                     -------
                                                                   Securities
Name and Principal                                                 Underlying
Position                   Year        Salary       Bonus           Options
--------                   ----        ------       -----           -------

Steven M. White,           1999        $85,000        -             45,000
President and CEO          1998         75,000        -



Employment Contracts and Change in Control Agreements

     Steven White. Pursuant to an Employment Agreement effective as of November 24, 1998, we employ Steven White as our President and Chief Executive Officer. His term of employment commenced on December 1, 1998 and continues for a period of three years. Mr. White's salary is $85,000 per annum, which may be increased annually at the discretion of the Board of Directors.

     Richard L. Mayer. Pursuant to an Employment Agreement effective as of November 24, 1998, we employ Richard Mayer as our Vice President of Marketing and Operations. His term of employment commenced on December 1, 1998, and continues for a period of three years. Mr. Mayer's initial salary is $50,000 per annum, which may be increased annually at the discretion of the Board of Directors.

     Alan Zimmelman. Pursuant to an Employment Agreement effective as of November 24, 1998, we employ Alan Zimmelman as our Vice President of Area Broker Relations. His term of employment commenced on December 1, 1998, and continues for a period of three years. Mr. Zimmelman's initial salary is $50,000 per annum, which may be increased annually at the discretion of the Board of Directors.

     Kevin R. Andersen. Pursuant to an Employment Agreement effective as of August 1, 1998, we employ Kevin Andersen on a part-time basis as our Chief Financial Officer. His term of employment commenced on August 1, 1998, and continues for a period of three years. Mr. Andersen's base salary is $75,000 per annum, which may be increased on a temporary basis for additional project-related accounting duties, or increased annually at the discretion of the Board of Directors.

     Bob Bagga. Pursuant to an Employment Agreement effective as of March 1, 1999, we employ Bob Bagga as our Chief Operating Officer for a period of two years. Mr. Bagga's base salary is CD$120,000 (approximately US$80,000) per annum, which may be increased annually at the discretion of the Board of Directors.

     Each of the agreements for Messrs. White, Zimmelman, Mayer, Andersen and Bagga entitle them to receive options to purchase 40,000 shares of common stock for each year of employment, which will vest 50% on the first anniversary of the date of grant, 75% on the date which is 18 months from the grant date and be fully vested on the second anniversary of the grant date. All agreements contain a change of control provision that provides for the continuing employment of the officer for the duration of the term of the agreement in the event of a merger, acquisition of Ubarter.com or sale of substantially all of its assets. Upon the change of control event the agreements provide that in addition to any payments made for continued employment, individuals will receive additional payments from us as follows: $150,000 each for Messrs. White, Bagga, Mayer and Zimmelman, and $50,000 for Kevin Andersen.

Stock Options

     The following tables summarize option grants made by the Company to its Chief Executive Officer during the fiscal year ended March 31, 1999, and the value of options granted during fiscal 1999 and held by such person at March 31, 1999. No stock options were exercised during fiscal 1999.

                Option Grants in Fiscal Year Ended March 31, 1999


                                                   Percent of
                                                      Total
                                                     Options
                            Number of                Granted          Exercise
                            Securities            To Employees         or Base
                        Underlying Options          In Fiscal           Price           Expiration
Name                         Granted                Year 1998         ($/Share)           Date(2)
----                         -------                ---------         ---------           ------

Steven M. White,            45,000(1)                  14.4%           $0.8125         June 1, 2003
President and CEO

-----------------------------
(1) The options are 50% vested on June 1, 1999, 75% vested on December 1, 1999 and are fully vested on June 1, 2001. Upon the occurrence of certain defined accelerating events, these options would become immediately exercisable.


                  Aggregated Option Exercises During Year Ended
              March 31, 1999 and Value of Options at March 31, 1999


                                                            Number of Securities            Value of Unexercised
                            Shares                         Underlying Unexercised               In-the-Money
                          Acquired on        Value                 Options                        Options
                           Exercise        Realized           at March 31, 1999            at March 31, 1999 (1)
                           --------        --------           -----------------            ---------------------
         Name                                             Exercisable  Unexercisable     Exercisable  Unexercisable
         ----                                             -----------  -------------     -----------  -------------
Steven M. White               -               -                -          45,000             -          $75,960


-----------------------------
(1) "Value" has been determined based upon the difference between the per share exercise price and the market value of the Common Stock at March 31, 1999.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the beneficial ownership of our common stock as of June 30, 1999 for (a) each person we know to be a beneficial owner of five percent or more of our common stock, (b) each executive officer named in the Summary Compensation Table above and director, and (c) all directors and executive officers as a group. Except as otherwise indicated, the shareholders listed in the table have sole voting and investment power with respect to the Common Stock owned by them.

                                       Amount and Nature
Name and Address(1)                      of Beneficial             Percentage
of Beneficial Owner                        Ownership               of Shares
-------------------                        ---------               ---------


Steven M. White(2)                         1,419,196                 23.8%

Richard L. Mayer(2)                           36,500                    *

Alan Zimmelman(2)                             41,400                    *

Glen T. White(2)                              10,000                    *

New Horizons LP(3)                         1,214,800                 19.2%
248 West Park Avenue
Long Beach, NY 11561

Astra Ventures LLC(4)                        631,500                  9.6%
140 West 57th Street, Suite 8D
New York, NY  10019

All executive officers and                 1,679,596                 28.1%
directors as a  group(2)
(6 persons)
---------------------------------
*  Less than one percent.

(1) The business address of Steven White and all other directors and executive officers is 21400 International Blvd., Suite 207, Seattle, WA 98198.

(2) Includes the following number of shares which could be acquired within 60 days of June 30, 1999, through the exercise of stock options: Steven White, 22,500 shares; Mr. Zimmelman, 22,500 shares; Mr. Mayer, 22,500 shares; and all directors and executive officers, 107,500 shares.

(3) Sors Inc., as general partner, is also deemed the beneficial owner of the shares of the common stock owned by New Horizons LP because of its power to vote and dispose of those shares. Includes 400,000 shares which could be acquired through the exercise of outstanding warrants.

(4) Includes 630,000 shares which could be acquired within 60 days of June 30, 1999, through the exercise of stock options. Liad Y. Meidar, President and controlling equity owner of Astra Ventures LLC is also deemed the beneficial owner of the options owned by Astra Ventures LLC because of his power to vote and dispose of those shares. See "Item 12. Certain Relationships and Related Transactions - Relationship with Astra Ventures LLC."

Item 12. Certain Relationships and Related Transactions

Merger with Cascade Trade Association.

     Prior to the November 1996 merger of Ubarter.com with Cascade Trade Association, Steven White and Richard Mayer were executive officers of Cascade Trade Association. In September 1996, Mr .White and Mr. Mayer were appointed directors of Ubarter.com and Mr. White was appointed an officer. Mr. White was the principal shareholder of Cascade Trade Association. In connection with the merger, Mr. White was issued 1,800,000 shares of common stock of Ubarter.com.


Acquisition of Barter Business Exchange Inc.

     In connection with our acquisition of Barter Business Exchange Inc. effective March 1, 1999, Mr. Bagga, our Chief Operating Officer received consideration of CD$2,450,000 (US$1,641,500)(subject to certain adjustments) consisting of: (i) cash payments of CD$850,000 (US$563,300) and US$100,000 at closing; (ii) issuance of a promissory note in the principal amount of CD$850,000 (US$563,300), which is subject to adjustment, if applicable, as discussed below; (iii) payment of CD$250,000 (US$167,500) Ubarter Dollars at closing; and (iv) issuance of 150,000 shares of our common stock (having a value of US$375,000 as of the closing date). The promissory note bears no interest and is payable March 1, 2000. The principal amount of the note will be reduced by the amount, if any, that 10% of the consolidated cash revenues of Ubarter.com for the period from March 1, 1999 to March 1, 2000, is less than CD$750,000. The 10% cash revenues do not include trade dollar revenues but will include any incremental cash revenues to Ubarter.com from any acquisitions of a majority interest in any entities during the period and cash revenues derived from strategic alliances or joint ventures during the period. Our obligations under the note are secured by a share pledge agreement under which we pledged the BBE shares to Mr. Bagga. If 10% of the consolidated cash revenues of Ubarter.com during the period from March 1, 1999 to March 1, 2000, exceed CD$750,000 (US$500,000), we must pay Mr. Bagga such amount over CD$750,000 (US$500,000) in equivalent value of our common stock. These shares are to be registered and freely tradeable, with a value per share equal to the closing trading price on the business day immediately proceeding March 1, 2000.

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

Relationship with Astra Ventures LLC.

     We have entered into a consulting agreement with Astra Ventures LLC. Astra Ventures has agreed to serve as our advisor through December 31, 2001, focusing on potential acquisitions, strategic planning and business development. Liad Y. Meidar is the President and controlling equity owner of Astra Ventures LLC. As a part of the consulting arrangement with Astra Ventures, Mr. Meidar acts as our Vice President, Strategic Development. For their services, Astra Ventures will receive cash compensation of $100,000 per year and an aggregate total of 630,000 stock options on a fully diluted basis. All such options were fully vested as of their date of grant and terminate on October 1, 2003. Of these options, 50,000 are exercisable at the price of $4.00; 40,000 at $6.00; 60,000 at $8.00; 80,000 at $10.00;  160,000 at $12.00;  and 240,000 at $14.00. If we consummate a merger or acquisition transaction during the term of the agreement or within one year thereafter, Astra Ventures will receive a fee equal to 3% of the consideration paid by us, payable in cash or, at Astra Ventures' option, in shares of our common stock valued at fair market value. In connection with our acquisition of Barter Business Exchange Inc. in March 1999, Astra Ventures elected to receive options to purchase 40,000 shares of our common stock at an exercise price of $2.75 per share in lieu of cash compensation. These options become 50% vested on March 2, 2000, 75% vested on September 2, 2000 and fully vested on March 2, 2001. The options expire upon the earlier of (i) March 2, 2004 or (ii) in the event the consulting agreement with Astra Ventures is terminated or not renewed, on the expiration of 90 days from the date of termination of such agreement.

Relationship With New Horizons L.P.

     New Horizons L.P. is one of our significant shareholders. The general partner of New Horizons LP is Sors Inc., which is managed by Joseph MacDonald. The spouse of Mr. MacDonald, Mary Martin, entered into a consulting agreement with us in August 1998. In exchange for investor relations and consulting services rendered and for reimbursement of expenses, we paid Ms. Martin $2,000 per month and granted her 40,000 options, which were fully vested as of their grant date, and are exercisable at $.8125 per share. The agreement was terminated in April 1999.

     In July 1998, New Horizons LP purchased 400,000 units, consisting of one share of common stock and one Warrant, offered by us in a private placement for $1.25 per unit. The Warrants entitle New Horizons LP to purchase 400,000 shares of common stock at a price of $1.50 per share.

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
                                                                               ===========    ===========



See accompanying notes.
                                                                               3
--------------------------------------------------------------------------------

                                                                UBARTER.COM INC.
                                            CONSOLIDATED STATEMENT OF OPERATIONS
                                                         MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------



                                                                                   1999           1998
                                                                               -----------    -----------
 REVENUE
      Trade exchange revenue .................................................  $ 460,600     $ 540,600
      Corporate trading revenue ..............................................     43,900        45,500
                                                                               -----------    -----------
                                                                                  504,500       586,100
                                                                               -----------    -----------
 COSTS AND OPERATING EXPENSES
      Cost of corporate trading revenue ......................................     43,900        45,500
      Sales and marketing ....................................................     94,700        73,900
      Product development ....................................................    216,300        29,900
      General and administrative .............................................    990,600       407,000
                                                                               -----------    -----------
                                                                                1,345,500       556,300
                                                                               -----------    -----------
 INCOME (LOSS) FROM OPERATIONS ...............................................   (841,000)       29,800
                                                                               -----------    -----------
 OTHER INCOME (EXPENSE)
      Interest income ........................................................     45,700         8,800
      Interest expense .......................................................     (2,700)       (4,900)
                                                                               -----------    -----------
                                                                                   43,000         3,900
                                                                               -----------    -----------
 INCOME (LOSS) BEFORE INCOME TAXES ...........................................   (798,000)       33,700
 INCOME TAXES ................................................................          -         1,200
                                                                               -----------    -----------
 NET INCOME (LOSS) ...........................................................  $(798,000)    $  32,500
                                                                               ===========    ===========
 AVERAGE COMMON AND EQUIVALENT SHARES
      Basic ..................................................................  5,521,583     2,632,424
                                                                               ===========    ===========
      Diluted ................................................................  5,521,583     2,949,942
                                                                               ===========    ===========
 NET INCOME (LOSS) PER COMMON SHARE
      Basic .................................................................. $    (0.14)    $    0.01
                                                                               ===========    ===========
      Diluted ................................................................ $    (0.14)    $    0.01
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


Note 11 - Stock Options

     The Company adopted a Stock Option Plan ("the Plan") effective June 1, 1998 whereby, non-qualified and incentive stock options for up to 1,155,040 shares of common stock may be granted to Directors, Officers, Employees and Consultants. Options granted under the Plan are not to have a life in excess of five years from the date of grant and vest 50% after 12 months, 75% after 18 months, 100% after 24 months from the date of grant. The provisions of the Plan allow the administrators to determine the vesting period of options granted.

     In June 1998, the Company granted options under the Plan to purchase 55,000 shares of common stock at an exercise price of $0.82 per share to the Company's non-employee Director and to certain consultants. The options granted to the non-employee Director vest 100% in November 1999, and the options granted to the consultants are fully vested. The options expire five years from the date of grant and were valued at $11,400, which was recognized as expense in 1999.

     In October 1998, the Company granted options to purchase 630,000 shares of common stock to a consultant. The options are fully vested and expire five years from the date of grant. The exercise prices of the options range from $4.00 to $14.00 per share and have a weighted average exercise price of $11.11 per share. The options were valued at $243,800. The Company is recognizing consulting expense related to these options granted over the consultant's contractual period of 39 months. In 1999, the Company recognized consulting expense of $37,500 related to the stock options. The consulting agreement also contains an anti-dilutive provision whereby the consultant will be granted additional options from time to time so that the options will equal approximately 10.4% of common stock outstanding on a fully diluted basis.


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

     The following table summarizes the Company's stock option activity:


                                                                               Weighted-
                                                            Number             Average
                                                              of               Exercise
                                                            Shares               Price
                                                       ----------------    ----------------
     Balance, April 1, 1998                                       -           $      -
         Options granted                                  1,069,000               7.80
         Options forfeited                                   (1,000)              2.75
         Options exercised                                        -                  -
                                                       ----------------    ----------------
     Balance, March 31, 1999                              1,068,000           $   7.17
                                                       ================    ===============


     The following table summarizes information about options outstanding and exercisable at March 31, 1999:


                                              Options Outstanding                        Options Exercisable
                               -------------------------------------------------   -------------------------------
                                                    Weighted-
                                                     Average         Weighted-                         Weighted-
                                                    Remaining         Average                           Average
          Range of                 Number          Contractual       Exercise          Number          Exercise
      Exercise Prices            Outstanding          Life             Price         Exercisable         Price
----------------------------   ---------------   ---------------   -------------   ---------------   -------------

    $ 0.8125   -     $ 2.75           438,000         4.5 years        $   1.49           90,000         $   0.81
    $ 4.00     -     $ 6.00            90,000         4.5 years            4.89           90,000             4.89
    $ 8.00     -     $10.00           140,000         4.5 years            9.14          140,000             9.14
    $12.00     -     $14.00           400,000         4.5 years           13.20          400,000            13.20
                               ---------------   ---------------   -------------   ---------------   -------------
                                    1,068,000         4.5 years        $   7.17           720,000        $   9.82
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

                                   SIGNATURES

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