Form 10QSB
period 1999-06-30
UBARTER COM INC
filed 1999-08-16
CIK 1030814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] Quarterly  Report under Section 13 or 15(d) of the Securities  Exchange
    Act of 1934 for the quarter ended June 30, 1999.

[ ] Transaction Report under Section 13 or 15(d) of the Exchange Act for the transaction period from ___________ to ____________.

                       -----------------------------------
                         Commission file number 0-24005
                       -----------------------------------

                                UBARTER.COM INC.
        (Exact name of small business issuer as specified in its charter)


         NEVADA                                              91-1739746
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


                         21400 International Blvd. #207
                                Seattle, WA 98198
                    (Address of principal executive offices)
                       -----------------------------------
                                 (206) 870-9290
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes       [X]                No   [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,946,400 shares of Common Stock as of August 6, 1999.

                                UBARTER.COM INC.
                              For the Quarter Ended
                                  June 30, 1999

                              INDEX TO FORM 10-QSB


                                                                                                    Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

         Balance Sheets:
         June 30, 1999 and March 31, 1999..............................................................3

         Statements of Operations:
         For the Three Months Ended
         June 30, 1999 and 1998........................................................................4

         Statements of Cash Flow:
         For the Three Months Ended
         June 30, 1999 and 1998........................................................................5

       Notes to Financial Statements ..................................................................6

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations...........................................................8

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.....................................................23

Item 6.  Exhibits and Reports on Form 8-K.............................................................23

SIGNATURES ...........................................................................................24


Part I   -  FINANCIAL INFORMATION

Item 1.  Financial Statements


                                UBARTER.COM INC.
                           CONSOLIDATED BALANCE SHEET
                        JUNE 30, 1999 AND MARCH 31, 1999

                                     ASSETS

                                                                 1999             1998
                                                            -------------   --------------
CURRENT ASSETS                                               (Unaudited)
    Cash and cash equivalents                                 $  115,900       $  442,700
    Accounts receivable, net                                     289,400          305,700
    Inventory                                                    320,400          310,400
    Other current assets                                          40,800            9,200
                                                            -------------   --------------
          Total current assets                                   766,500        1,068,000
                                                            -------------   --------------

EQUIPMENT AND LEASEHOLDS, net                                    409,800          383,600
                                                            -------------   --------------
OTHER ASSETS
    Goodwill                                                   2,587,900        2,750,900
    Prepaid advertising and scrip inventory                      135,000          135,000
    Notes receivable                                              22,900           23,500
    Other assets                                                   1,000           28,700
                                                            -------------   --------------
                                                               2,746,800        2,938,100
                                                            -------------   --------------
         Total Assets                                         $3,923,100       $4,389,700
                                                            =============   ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                          $  285,700       $  111,400
    Accrued liabilities                                          289,100           28,200
    Unearned revenue                                                  --          186,300
    Trade dollars issued in excess of earned                   2,391,900        2,147,900
    Note payable to shareholder                                       --           66,200
    Current portion of long-term obligations                     225,400           35,400
                                                            -------------   --------------
          Total current liabilities                            3,192,100        2,575,400
                                                            -------------   --------------
LONG-TERM OBLIGATIONS, net of current portion                     29,600           81,600
                                                            -------------   --------------
COMMITMENTS                                                           --               --

STOCKHOLDERS' EQUITY
    Common stock                                                   5,900            5,900
    Additional paid-in capital                                 2,748,000        2,649,300
    Subscribed shares                                             52,500               --
    Accumulated deficit                                       (2,109,500)        (909,500)
    Treasury stock                                               (13,000)         (13,000)
    Accumulated other comprehensive income, net of tax            17,500               --
                                                            -------------   --------------
                                                                 701,400        1,732,700
                                                            -------------   --------------
         Total Liabilities and Stockholders' Equity           $3,923,100       $4,389,700
                                                            =============   ==============



                            See accompanying notes.

                                UBARTER.COM INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    THREE MONTH ENDED JUNE 30, 1999 AND 1998



                                                                      1999                         1998
                                                              -------------------             ------------
REVENUE                                                          $       909,300               $  148,500
COST OF REVENUE                                                          385,100                   17,200
                                                              -------------------             ------------
    Gross  profit                                                        524,200                  131,300
                                                              -------------------             ------------
OPERATING EXPENSES
    Cost of corporate trading revenue                                     32,000                   17,200
    Sales and marketing                                                   83,500                       --
    Product development                                                  256,900                       --
    General and Administrative                                         1,354,700                  108,700
                                                              -------------------             ------------
                                                                       1,727,100                  125,900
                                                              -------------------             ------------
INCOME (LOSS) FROM OPERATIONS                                         (1,202,900)                   5,400
                                                              -------------------             ------------
OTHER INCOME (EXPENSE)
    Interest expense                                                        (400)                  (1,400)
    Interest income                                                        3,300                    4,200
                                                              -------------------             ------------
                                                                           2,900                    2,800
                                                              -------------------             ------------

LOSS BEFORE INCOME TAXES                                              (1,200,000)                   8,200

INCOME TAX BENEFIT (PROVISION)                                                --                      600
                                                              -------------------             ------------
NET INCOME (LOSS)                                                $    (1,200,000)              $    8,800
                                                              ===================             ============
NET INCOME (LOSS) PER COMMON SHARE
              Basic                                              $         (0.20)              $     0.00
                                                              ===================             ============
              Diluted                                            $         (0.20)              $     0.00
                                                              ===================             ============

AVERAGE COMMON AND EQUIVALENT SHARES
              Basic                                                    5,956,667                4,099,566
                                                              ===================             ============
              Diluted                                                  5,956,667                4,413,232
                                                              ===================             ============



                            See accompanying notes.

                                UBARTER.COM INC.
                             STATEMENT OF CASH FLOW
                    THREE MONTH ENDED JUNE 30, 1999 AND 1998



                                                                      June 30,           June 30,
                                                                        1999               1998
                                                                  ----------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                               $ (1,200,000)       $  (27,600)
    Adjustments to reconcile net income (loss) to net
          cash provided by operating activities
       Depreciation and amortization                                     383,500             2,300
       Non-cash charges related to stock option grants                    18,700                --
       Foreign currency loss                                              17,500                --
       Deferred income taxes                                                  --              (300)
       Bad debts                                                          94,000                --
       Net trade dollars expended                                        140,000             2,200
    Change in operating assets and liablilites
       Accounts receivable                                               (77,700)           (1,800)
       Prepaid advertising and other assets                               (3,900)               --
       Accounts payable and other liabilities                            248,900            (2,100)
                                                                  ----------------   ---------------
                                                                        (379,000)          (27,300)
                                                                  ----------------   ---------------
CASH FROM INVESTING ACTIVITIES
    Acquisition of equipment and leaseholds                              (72,700)          (19,700)
    Note receivable collections                                              600               200
                                                                  ----------------   ---------------
                                                                         (72,100)          (19,500)
                                                                  ----------------   ---------------
CASH FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock                                52,500                --
    Proceeds from notes payable                                          233,600            12,900
    Repayment of notes payable                                          (161,800)           (4,600)
                                                                  ----------------   ---------------
                                                                         124,300             8,300
                                                                  ----------------   ---------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                 (326,800)          (38,500)

CASH AND CASH EQUIVALENTS
    Beginning of period                                                  442,700           162,300
                                                                  ----------------   ---------------
    End of period                                                   $    115,900        $  123,800
                                                                  ================   ===============

SUPPLEMENTAL CASH FLOW INFORMATION
    Cash paid during the period for:
       Interest                                                     $        708        $    1,297
                                                                  ================   ===============
       Income taxes                                                 $         --        $       --
                                                                  ================   ===============

NON-CASH INVESTING AND FINANCING
    ACTIVITIES
    Purchase of BBE (Windsor) stock  for Trade Dollars
       and Ubarter.com stock                                        $    134,900        $       --
                                                                  ================   ===============



                                UBARTER.COM INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JUNE 30, 1999 AND 1998

1 - BASIS OF PRESENTATION

The  accompanying  unaudited  financial  statements  of  Ubarter.com  Inc.  (the
"Company" or "Ubarter.com") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for fair presentation have been included. The results of operations for the three-month periods ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statement combines the Company's balance sheet as of June 30, 1999 with the balance sheet of Barter Business Exchange Inc. ("BBE") as of May 31, 1999. The consolidated statement of operations presents the results of operations of the Company for the three months ended June 30, 1999, however, due to the differing year-ends, the results of operations of BBE from March 1, 1999 (the date of purchase) through May 31, 1999 are consolidated with the Company's results of operations for the first quarter of 1999. Certain prior year amounts have been reclassified to conform with current year presentation. For further information, refer to the financial statements and footnotes included in the Company's report on Form 10-KSB, as amended, for the year ended March 31, 1999.

2 - TRADE DOLLARS

In accordance with the guidelines established by the International Reciprocal Trade Association, the Company has the right to borrow from the exchange and spend within the exchange systems. Such a practice is used by barter exchanges, worldwide, to cover inventory purchases, capital purchases, operating expenses and to control the supply of trade dollars in the exchange economy. The Company is obligated to provide goods and services to clients to offset any amounts of Ubarter Trade Dollars issued in excess of earned. At June 30, 1999 and March 31, 1999, the Company had expended $2,391,900 and $2,147,900 Ubarter Trade Dollars respectively, in excess of the amount of Ubarter Trade Dollars earned by the Company.

3 - ACQUISITION

The Company previously owned 50% of the outstanding common stock of Barter Business Exchange (Windsor) Inc. ("BBE Windsor"). On June 23, 1999, Ubarter.com acquired the remaining 50% ownership for approximately $11,100 in cash, $43,800 in Ubarter Trade Dollars, and 20,000 shares of Ubarter.com common stock valued at $4.00 on the date of purchase. The purchase has been accounted for under the purchase method of accounting. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess purchase price over the estimated fair value of the assets acquired and liabilities assumed has been allocated to goodwill. The Company recognized total goodwill of $134,900 in the three months ended June 30, 1999. The Company estimated the economic useful life to be two years.

4 - CAPITAL STOCK

In May 1999, the Company received approximately $52,500 from the exercise of E warrants to purchase 35,000 shares of common stock. As of June 30, 1999, these shares had not been issued by the Company and were thus, classified as subscribed stock. On June 23, 1999, the Company issued 20,000 shares of common stock valued at $4.00 per share as partial payment for equity ownership in BBE Windsor. (See Note 3.)

In October 1998, 10,980 shares were repurchased for approximately $13,000 and classified as treasury stock. At June 30, 1999, the Company had 5,946,400 shares of common stock issued and outstanding at a par value of $.001 per share, with total authorized shares of 25,000,000.

On July 9, 1998, the Board of Directors authorized a 2-for-1 split of its common stock to be distributed to stockholders of record at the close of business on July 24, 1998. All per-share and shares outstanding data in the accompanying consolidated financial statements have been restated to reflect the stock split.

5 - INCOME (LOSS) PER SHARE

Following, is a reconciliation of the numerators of the basic and diluted income
(loss) per share for the three months ended June 30, 1999 and 1998:

                                                        1999            1998
                                                 ----------------    -----------
     Net income (loss) available to common
       shareholders                              $    (1,200,000)    $    8,800
                                                 ================    ===========
     Weighted average shares                           5,956,667      4,099,566

     Effect of dilutive securities

       Options                                                 -              -
       Warrants                                                -        313,666
                                                 ----------------    -----------
                                                       5,956,667      4,413,232
                                                 ================    ===========
     Basic income (loss) per share on
       weighted average shares)                  $         (0.20)    $     0.00
                                                 ================    ===========
     Diluted income (loss) per share             $         (0.20)    $     0.00
                                                 ================    ===========

Options and warrants to purchase shares of common stock were excluded from the computation in 1999 because their effect would be antidilutive.


6 - REVENUE

The following table summarizes the cash and trade (consisting of Ubarter Dollars) components of revenue for the three months ended June 30, 1999 and 1998:

                                        1999                1998
                                   -------------       -------------
     Trade                         $    523,300        $    70,200
     Cash                               386,000             78,300
                                   -------------       -------------
                                   $    909,300        $   148,500

7 - STOCK OPTIONS

The Company adopted a Stock Option Plan (the "Plan") effective June 1, 1998 whereby, nonqualified and incentive stock options for up to 1,189,280 shares of common stock may be granted to Directors, Officers, Employees and Consultants. Options granted under the Plan are not to have a life in excess of five years from the date of grant and vest 50% after 12 months, 75% after 18 months, and 100% after 24 months from the date grant. The provisions of the Plan allow the administrators to determine the vesting period of options granted.

In June 1999, the Company granted options under the Plan to purchase 135,000 shares of common stock all at an exercise price of $4.88 per share to certain of the Company's officers and employees.

8 - COMPREHENSIVE INCOME

As of April 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. Comprehensive loss was $1,217,500 for the three-month period ended June 30, 1999, which consisted of net loss and foreign currency translation adjustments. There was no difference between comprehensive income (loss) and net income (loss) in periods prior to the quarter ended June 30, 1999.

9 - SUBSEQUENT EVENT

In July and August of 1999, funds totaling approximately $166,000 were loaned to the Company by three shareholders and officers. The loans are payable on demand with interest accruing at the rate of 12% per annum on the unpaid principal amount.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The discussion in this report contains forward-looking statements, including, without limitation, statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it gives no assurance that such expectations will prove to be correct. The forward-looking statements involve risks and uncertainties that affect Ubarter.com's operations, financial performance and other factors as discussed herein and in the Company's filings with the Securities and Exchange Commission.

Overview

Ubarter.com provides business to business barter services for retail, professional, media and other corporate clients through the Company's offices in Seattle, Washington, Toronto, Ontario, Vancouver, British Columbia and Windsor, Ontario. The Company manages a private barter currency, Ubarter Trade Dollars, to enable its clients to sell their products or services to the Company's other clients for Ubarter Trade Dollars. In the near future, the Company expects to offer an e-commerce solution to barter over the Internet.

Ubarter.com was incorporated in Nevada in September 1996 under the name International Barter Corp. for the purpose of merging with Cascade Trade Association, a Seattle based trade exchange. Cascade Trade, founded in 1983 by Steven White, Ubarter.com's President and Chief Executive Officer, had approximately 500 clients in the Seattle area at the time of the merger. Ubarter.com began a direct public offering of common stock after the merger and became publicly traded in February 1998. In March 1999, the Company acquired all of the outstanding stock of BBE, the largest trade exchange in Canada. In April 1999, International Barter Corp.'s name was changed to Ubarter.com Inc. to reflect the Company's change to an Internet-based business model.

Substantially all of the Company's revenues are derived from transaction fees paid in cash by buyers and sellers in a barter transaction. The Company currently charges a 5% cash fee on both sides (i.e., to both the seller and buyer) of most barter transactions. Historically, the Company has also derived revenues from monthly and set-up fees charged to clients. As the Company launches its e-commerce site, it does not anticipate charging set-up or monthly fees for clients doing business over the Internet. Revenue from transaction fees are billed on a monthly basis. The Company recognizes revenue equal to the cash to be received from its commission earned when the buyer has made an unconditional commitment to pay and the earnings process has been completed by the finalization of a trade commission. Revenue is recognized for monthly fees after the fees have been earned and collected.

A trade dollar is an accounting unit used to record the value of transactions as determined by the buying and selling parties in barter transactions. Ubarter Trade Dollars denote the right to receive goods or services available from other clients or the obligation to provide goods or services to other clients. Ubarter Trade Dollars may not be redeemed for cash. When BBE was acquired, all of the BBE Trade Dollars were converted to Ubarter Trade Dollars.

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

Three  Months  Ended June 30, 1999  Compared to the Three  Months Ended June 30,
1998

The Company's total revenue in the first quarter of fiscal 2000 was $909,300 compared with total revenue of $148,500 in the first quarter of fiscal 1999. This was a 634% increase in fiscal 2000 from fiscal 1999. Revenue increased primarily as a result of the inclusion of revenues from the Company's acquisition of Barter Business Exchange Inc. ("BBE") effective March 1, 1999. Excluding revenues from BBE, the Company's revenues decreased in the three months ended June 30, 1999 compared with the comparable period in 1998 as a result of the Company's continued concentration a large portion of its financial and labor resources on the development of its business-to-business e-commerce site for barter. Much of the effort, which in prior years focused on increasing transaction fees from barter transactions, was shifted to its website development and to e-commerce strategic development activities in the first quarter of fiscal 2000.

Corporate trade revenue is included as a separate component of total revenue. Corporate trade revenue consists primarily of sales generated by selling consigned inventories on behalf of trade exchange members. There is typically little or no profit mark-up on such items. The revenue and corresponding expense for the first quarters of fiscal 2000 and 1999 were $32,000 and $17,200, respectively.

Costs and Operating Expenses

Cost of revenue consists of the cost of inventories acquired for resale and sold during the period. The cost of revenue for the first quarter of fiscal 2000 was $385,100. These costs were all incurred by BBE. No costs were incurred by the Company because inventory sales were made on consignment, as described above. In the first quarter of fiscal 1999, there were no revenue costs because all sales of inventories were made on a consignment basis.

Costs and operating expenses (including depreciation) increased to $1,759,100 in the first quarter of fiscal 2000 from $125,900 in the first quarter of fiscal 1999. The increase in operating expenses related primarily to recurring operating expenses incurred by BBE, significant increases in product development and general administrative expenses and an increase in sales and marketing expense in the first quarter of fiscal 2000.

Product development expense increased to $256,900 in the first quarter of fiscal 2000 compared with minimal expenses in the first quarter of fiscal 1999. Product development expenses consist primarily of payments to outside contractors related to the Company's website development and, to a lessor extent, of depreciation on equipment used for development and overhead costs. Ubarter.com's policy is to expense product development costs as they are incurred. The increase in the first quarter of fiscal 2000 was primarily attributable to the Company's development efforts, including retaining outside consultants related to technologies necessary to support an e-commerce barter site. The Company expects to incur approximately $2 million in product development costs in fiscal 2000 as the Company's website is launched and e-commerce functionality is enhanced.

General and administrative expenses increased to $1,386,700 in the first quarter of fiscal 2000 from $125,000 in the first quarter of fiscal 1999. This increase was primarily due to recurring operating expenses incurred by BBE, the addition of several key personnel and several new staff members in the Company's trading department and additional employees hired to work on developing the Company's website. In addition, the Company incurred substantially greater legal and other professional fees, such as accounting and investor/public relations, as a result of the Company's public company status and to assist in executing the Company's business strategy. Another significant noncash expense in the first quarter of fiscal 2000 related to the amortization of the cost of goodwill resulting from the acquisition of BBE. Amortization expense of $337,000 was recognized during the first three months of fiscal 2000. Goodwill resulting from the acquisition of BBE was estimated by management to be primarily associated with the acquired workforce, infrastructure and technological expertise. As a result of the rapid technological changes occurring in the Internet industry and the intense competition for qualified professionals, goodwill is amortized on a straight-line basis over the estimated life of the benefit of 24 months

Sales and marketing expense primarily consists of advertising and other promotional costs. Ubarter.com expects sales and marketing expense to increase significantly in fiscal 2000 primarily related to the launch of its website. The Company currently has $135,000 of prepaid advertising which it expects to utilize in the future promotion and marketing of its website.

Liquidity and Capital Resources

Since its inception in 1996, Ubarter.com has financed its operations primarily from the sale of common stock and warrants and proceeds from the exercise of those warrants. The operations of Cascade Trade Association which was merged into Ubarter.com in November 1996 were financed primarily through internal cash flow.

At June 30, 1999, Ubarter.com had a working capital deficit of $2,425,600. The Company's working capital deficit was $1,507,400 at June 30, 1998. The decrease in working capital resulted primarily from a $2,327,200 (deficit) balance of Ubarter Trade Dollars issued in excess of earned that existed on the books of BBE as of May 31, 1999.

In accordance with the guidelines established by the International Reciprocal Trade Association, Ubarter.com has the right to borrow from its exchange and spend within its exchange system. Such a practice is commonly used by barter exchanges, worldwide, to cover inventory purchases, capital purchases, operating expenses and to control the supply of Ubarter Trade Dollars. Ubarter.com engages in barter to pay for some of its operating costs. Ubarter.com is ultimately obligated to provide products and services to clients to offset any amount of Ubarter Trade Dollars issued in excess of earned. BBE also engaged in barter to pay for some of its operating costs. At June 30, 1999, Ubarter.com had expended $2,391,900 of Ubarter Dollars in excess of the amount of Ubarter Dollars earned by it compared with $2,147,900 at June 30, 1998. The Company considers the current level manageable. These amounts are shown as a liability on the Company's balance sheet as of June 30, 1999 and 1998.

The cash provided by financing activities was $124,300 in the first quarter of fiscal 2000 compared with $8,300 in the first quarter of fiscal 1999. Net cash provided by financing activities in first quarter of fiscal 2000 resulted primarily from the exercise of warrants and proceeds from notes payable. The net cash provided by financing activities in the first quarter of fiscal 1999 resulted from the proceeds from notes payable. The Company currently has a $67,000 revolving note payable with a bank. The note payable is subject to annual renewal. There was a balance of $67,000 at June 30, 1999. Borrowings under the note require security deposits of cash and cash equivalents with the bank. The Company did not have any credit facility in the first quarter of fiscal 1999.

The net cash used by operating activities was $379,000 in the first quarter of fiscal 2000 and $27,300 in the first quarter of fiscal 1999. For the three months ended June 30, 1999, Ubarter.com had a net loss of $1,200,000. The primary adjusting items were $383,500 in depreciation and amortization of goodwill, $94,000 of bad debts, and $140,000 net expenditure in trade dollars. During the first quarter of fiscal 1999, there were increases in accounts receivable of $77,700 and increases in accounts payable and other liabilities of $248,900. The cash used in operating activities of $27,300 for the three months ended June 30, 1998, reflected a net loss of $27,600. The increase in cash used in operations was primarily attributable to increased personnel and development costs in the first quarter of fiscal 2000 compared with the first quarter of fiscal 1999. In the first three months of fiscal 2000, Ubarter.com used net cash of $72,700 for the acquisition of property, equipment and leaseholds, compared to $19,700 in the first three months of fiscal 1999.

Ubarter.com maintains its major U.S. cash balances at one financial institution located in Las Vegas, Nevada and maintains its major Canadian cash balances at one financial institution located in Toronto, Canada. Funds not required for the Company's immediate needs may be invested in certificates of deposit, short-term government obligations, or money market funds.

As of June 30,  1999,  the  Company  had no  material  commitments  for  capital expenditures. Ubarter.com leases its U.S. office facilities in Seattle, Washington and leases its Canadian office facilities in Toronto, Vancouver and Windsor. Future minimum rental commitments as of June 30, 1999 pursuant to these leases are approximately $350,000.

The Company believes its existing working capital and cash from financing activities will be sufficient to fund its operating activities through the end of fiscal year 2000, however, the Company is currently experiencing a significant shortage in cash resources necessary to fund planned expenditures in product development, salaries for existing and future personnel, and professional fees and marketing. Unless the Company is successful in raising additional capital, it may not be able to achieve its expansion goals, including further development of the Company's website. There is no assurance that the Company will have or be able to access sufficient capital or other resources. Ubarter.com believes that a portion of its short-term capital resources, up to $1.2 million may be provided through the exercise of outstanding E Warrants. The E Warrants are exercisable at a price of $1.50 and expire in June 2000. The perceived value of these warrants at any given time is related to the market price of the Company's common stock, which trades over the counter on the OTC Bulletin Board. If the Company is unable to obtain financing through the exercise of warrants or other means, it may be unable to meet its working capital requirements or implement its short-term plans for expansion.

The Company anticipates having to raise additional capital by equity issuance during the next several years, as it expects to grow at rates that will require more funds than will be generated by its operations. Ubarter.com does not have any commitments for additional financing at this time. The Company's ability to obtain additional capital may be dependent on market conditions, the national and international economies and other factors outside its control. If adequate funds are not available or are not available at acceptable terms, the Company's long-term ability to finance its expansion, develop or enhance services or respond to competitive pressures would be significantly limited.

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

Scope and Impact of Y2K on Ubarter.com. Ubarter.com utilizes both proprietary software and software provided by outside vendors which may be impacted by the Y2K problem. The operation of the Company's trade exchange is dependent upon the proper functioning of its computer software. Management has assessed the potential impact of the Y2K issue on Ubarter.com and does not believe that the Company's business, operations or financial condition will be materially impacted by the Y2K issue as it relates to the Company's proprietary software. Furthermore, it is expected that potential impact of third parties' failure would not have a material impact on Ubarter.com's business, operations or financial condition.

Remediation plans. The Company's principal software vendor has completed reprogramming of its proprietary software. With respect to software supplied by third parties, the Company has determined that such software is already Y2K compliant or will be compliant well before the year 2000 or, alternatively, that any such software will be replaced at a cost which is not material to the Company's results of operations.

Uncertainties and Contingencies. Ubarter.com presently believes that with modifications to existing software and conversions to new software, the Y2K issue can be mitigated. Management does not believe that Ubarter.com will incur significant operating expenses or be required to invest heavily in computer system improvements to be Y2K compliant. However, even if such modifications or conversions are not made, or are not completed timely, Ubarter.com would be able to continue operations manually. This would result in more cumbersome and less efficient operations but is not currently expected to have a material adverse effect on the Company's business, operations or financial condition. However, there is no guarantee that the software of other companies on which the Company's software relies will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on Ubarter.com and its operations. Significant uncertainty exists concerning the potential costs and effects associated with any year 2000 compliance.

Risk Factors

You should carefully consider the following factors, among others, as you evaluate the Company and the forward-looking statements the Company makes in this document. Any of these risk factors could materially and adversely affect the Company's business, financial condition or operating results. Forward-looking statements are subject to a number of risks and uncertainties. The Company urges you to note the description of its plans, objectives and strategies for future operations, assumptions underlying these plans, objectives and strategies and other forward-looking statements included in the "Business"
section in this document. These descriptions and statements are based on the Company's current expectations. The Company's actual results may differ significantly from the results discussed in these forward-looking statements as a result of certain factors, including those set forth in this "Risk Factors" section and elsewhere in this document. The Company undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

The  Company  has  had  relatively   small  operations  to  date  and  may  face
difficulties in achieving its growth strategy in its markets.

You should consider the risks and difficulties the Company expects to encounter as it attempt to execute its business strategy, including the rapidly evolving nature of the commercial barter market and the Internet market. These risks include uncertainties about the Company's ability to:

     - attract a larger number of clients to execute barter transactions on its offline trade exchange and on its soon-to-be launched barter e-commerce website;

     - increase awareness of the benefits of bartering in general and the specific services it can provide;

     -    strengthen the loyalty of its existing clients;

     -    effectively   execute  its  plan  to  acquire  other  barter  exchange
          companies in North America;

     - successfully implement its plan to introduce online e-commerce barter website;

     -    respond effectively to competitive pressures;

     -    continue to develop and upgrade its technology;

     -    attract, integrate, retain and motivate qualified personnel; and

     -    respond effectively to increased business operation demands.

The Company may be unable to accomplish one or more of these things, which could cause its business to suffer. In addition, accomplishing one or more of these things could be very costly, which could harm the Company's financial results.

Funds may be insufficient to finance the Company's plans for growth.

The Company's existing working capital and cash from financing activities will not be sufficient to allow it to execute its business plan, including the development of its e-commerce barter website and acquisition of other barter exchanges, and meet the demands for its services during fiscal year 2000. In addition, the Company is currently experiencing a significant shortage in cash resources necessary to fund planned expenditures in product development, salaries for existing and future personnel, and professional fees and marketing. The Company will need to raise additional capital to finance its expansion goals and operations. The Company believes a portion of its capital resources, up to $1.2 million, will come from the exercise of outstanding warrants. These warrants have an exercise price of $1.50 and expire in June 2000. The perceived value of these warrants at any given time is related to the market price of its common stock, which trades over the counter through the OTC Bulletin Board. If the Company is unable to obtain the expected portion of its financing through the exercise of warrants or other financings, it may not be able to successfully implement its short-term or long-term plans for expansion or to meet its working capital requirements.

The full development and implementation of the Ubarter.com website will require additional resources. The Company may not be able to obtain the working capital necessary to develop fully its website. Furthermore, the Company's website may not produce material revenue even if successfully developed.

Additionally, the Company may not be successful in its efforts to acquire other regional trade exchanges and expand as intended. One of the Company's assumptions in making acquisitions is that it will be able to use its common stock, rather than cash, as consideration for any purchase. This assumption may prove to be incorrect. If the Company does use shares of its common stock to make acquisitions, the issuance of additional shares could be dilutive. Even if the Company succeeds in its expansion plans, it may experience rapid growth that requires additional funds to expand its operations and organization. The Company's working capital requirements in the foreseeable future will depend on a variety of factors including capital requirements to implement and adjust its business plan.

The Company does not have current commitments for additional financing. The Company intends to explore a number of options to secure alternative financing including the issuance of additional equity. The Company might not succeed, however, in raising additional equity capital or in negotiating and obtaining additional and acceptable financing when it needs it. The Company's ability to obtain additional capital may depend on market conditions (including the market for Internet stocks), national and global economies and others factors beyond its control. If adequate capital were not available or were not available on acceptable terms at a time when the Company needed it, its ability to execute its expansion plans, develop or enhance its services or respond to competitive pressures would be significantly impaired.

The  Company  faces   competition  from  numerous  barter  exchanges  and  other companies.

There are hundreds of independent barter exchanges in the United States and Canada, some of which may have similar plans for international expansion in the barter industry. For example, ITEX Corporation, a publicly traded barter company, is attempting internet expansion. Some of the established entities in the barter industry may have more operating experience, larger client bases or greater financial, marketing, technical and other resources. It is possible that a group of independent barter exchanges could join forces to create another international barter company. Consequently, the Company will encounter competition in its efforts to expand its business and to acquire desirable independent trade exchanges.

There are no substantial barriers to initial entry into the Company's business, and therefore it expects competition from trade exchanges, and other companies to increase in the future. The Company believes the more market penetration it achieves, the higher the barrier to entry will become for anyone contemplating a similar system. The Company faces the risk, however, that existing or new competitors may develop technologies or services or strategic alliances and affiliations that make its services less marketable or less useful or desirable. Furthermore, the Company may not be able to successfully enhance its services, develop new services or lower costs when and, as it needs them.

Similarly, the Company expects to face competition in its efforts to develop Ubarter.com into a premier e-commerce barter website. The market for Internet-based services and products is relatively new, intensely competitive, rapidly evolving and subject to rapid technological change. A number of companies that have expertise in developing online commerce and in facilitating person-to-person or business-to-business interaction, could be potential competitors if they elected to enter the barter business. Certain Internet-based companies with unique purchasing or sales models such as eBay and Priceline.com have significant technical, financial and marketing resources and could be potential competition for Ubarter.com. These companies would be strong competitors if they decided to enter the barter business.

A key component of the Company's future revenue growth depends on its ability to develop and successfully implement a quality e-commerce barter website.

The Company intends to develop Ubarter.com into a premier e-commerce barter website where businesses can trade products and services. The Company may not be successful in its plans to implement, maintain and develop usage of the website. The Company's website may encounter technical difficulties in implementation. Technical problems may cause delays or require additional expenditures. For the Company's website to be perceived as a viable marketplace and a replacement for or supplement to current trade exchanges, the website must provide accurate and timely information on a consistent, easy-to-use and reliable basis. Other measures of quality of the Company's website include:

     -    the level of representative client participation;

     - a sufficient range and availability of products and services offered over the Company's website;

     -    the Company's ability to service high response rates from clients; and

     - timely posting of changes and modifications to the inventory of clients and products and services offered over the Company's website.

The Company expects to derive revenues in the near term from the Ubarter.com website. The success of the Company's business will depend on end-user acceptance of its online services. The Company's success will also depend on its ability to design, develop, test and support new services and enhancements on a timely basis that meet changing customer needs and the Company's ability to respond to technological developments and emerging industry standards. The Company may be unable to maintain adequate quality control procedures, develop and market new services and enhancements that meet changing customer needs, or respond to technological developments and emerging industry standards.

In the Company's effort to develop new and enhanced services and features for its website, the Company may alienate current users or experience technical difficulties.

The Company believe its new website when launched will be more attractive to clients if the Company develops features that will, among other things, allow clients to access products and services online 24 hours a day, seven days a week, check trade dollar balances and execute trades in real time. Accordingly, the Company intends to introduce additional or enhanced services and features designed to attract new clients to the Company's website while retaining current clients. If the Company introduces services or features that do not function properly or that its current clients do not perceive favorably, they may not continue to visit the Company's website. Clients may also choose a competitor's site over the Company's. The Company may also experience difficulties that could delay or prevent the Company from introducing new services or features. Furthermore, these services or features may contain errors or problems that the Company discovers after it has already introduced them. The Company may need to modify significantly the design of these services or features on its website to correct these errors. Errors could lead to significant dissatisfaction of clients and result in adverse publicity.

The Company's growth and success depend on continued growth in barter industry.

Industry sources, as well as the Company's experience, indicate that for the last several years the commercial barter industry has experienced a steady growth. These sources have attributed the growing appeal of the barter industry among business owners to increasing competitive pressures, the existence of surplus inventory, unproductive assets, excess capacity, and the ability to generate new sales and reach new customers while conserving cash. Nevertheless, the Company believes there has been low penetration by the barter industry into the market of potential business customers. Although the Company is aware of nothing that would lead it to conclude that the retail barter industry will not continue to grow at a steady rate, it is possible this growth will not continue. If the growth of the barter industry were to decline, however, the Company would expect to face heightened competition with weakened profitability and a reduced share of the barter market, which could materially adversely affect its business, results of operations and financial conditions.

The Company may be unable to effectively manage its growth.

As the Company continues to expand its level of operations, it will need an effective planning and management process to implement its business plan successfully. After introduction of the Company's new website, it may experience a period of significant expansion of its business. Depending on the amount and timing of any increase in business, this expansion could place a strain on its management, operational and financial resources. Some areas that could be put under strain by growth include customer support, customer billing and website support and maintenance. The Company has management, operating and financial systems in place, and it intend to continue or efforts to improve these systems. There is a risk, however, that such systems may be inadequate to support its existing and future operations or that hiring, training and managing new employees will be more difficult then the Company anticipates.

The Company has historical losses and anticipates future losses in the initial stage of implementing its business strategy.

The Company is incurring losses from its operating activities. As of March 31, 1999, the Company had an accumulated deficit of $909,500. The Company expects to increase its operating expenses in an effort to expand its marketing operations, and it expects to increase its level of expenditures to further develop online barter capability. These anticipated increases in operating expense levels and developmental costs will adversely affect operating results. The Company expects that it will continue to incur losses during fiscal year 2000. Further, if it successfully accomplishes its plan of acquiring existing trade exchanges, the Company believes these acquisitions could result in additional operating losses and negative cash flows until the acquisitions are successfully integrated into its operations. If the Company acquires other trade exchanges, period-to-period comparisons of the Company's financial results may not be meaningful, and you should not rely on them as an indication of future performance. The Company may not be able to integrate the operations from its recent acquisition of Barter Business Exchange or from any future acquisitions.

The Company may not be successful in integrating the operations of Barter Business Exchange or from any future acquisitions. The BBE acquisition was the Company's first significant acquisition. The Company therefore has limited experience with completing and integrating acquisitions. There is risk that the Company will be unable to integrate successfully the operations of Barter Business Exchange with its existing business or that the anticipated benefits of the acquisition, or any future acquisitions, may not be realized. Part of its business strategy includes growth by acquisition, so the Company expects to pursue other acquisitions in the future. The Company may be unable to identify, negotiate or finance future acquisitions. The Barter Business Exchange acquisition and any future acquisitions present many risks and uncertainties generally associated with acquisitions including:

     - adverse effects on the Company's reported results of operations from acquisition-related charges and amortization of goodwill and purchased technology;

     -    increased fixed costs, which could impact profitability;

     -    increased debt;

     -    inability  to  maintain  the  key  business   relationships   and  the
          reputation of the acquired businesses;

     - potential dilution to current shareholders from the issuance of additional equity securities;

     - difficulties integrating operations, personnel, technologies, products and information systems of the acquired businesses;

     - maintenance of the Company's standards, controls, procedures and policies;

     -    becoming   responsible   for   significant   liabilities  of  acquired
          companies;

     -    diversion of management's attention from other business concerns; and

     -    potential loss of key employees of acquired businesses.

The Company is currently facing all of these challenges in some degree relating to the BBE acquisition, and the Company has have not yet established its ability to meet them.

The  Company  currently  does  not  have  any  understandings,   commitments  or
agreements with respect to any other material acquisition and no material acquisition is currently being pursued.

The Company is dependent on key personnel.

The successful implementation of the Company's business plan and the overall success of its business will depend on the skills and efforts of its management personnel and, to a large extent, the active participation of Steven White, its Chief Executive Officer and President and Bob Bagga, its Chief Operating Officer, as well as its other executive officers and key employees. The Company has employment agreements in place with certain key employees and management. The Company also has key-man insurance covering the lives of Mr. White and Mr. Bagga in the amount of $1.0 million and approximately $670,000, respectively. The Company does not have key man life insurance on other executives. The Company's future success will depend on its ability to attract, train, retain, and motivate technical, managerial, marketing and customer support personnel. Competition for these personnel may be intense, particularly for individuals with e-commerce experience. The Company provides stock options, which further serve to retain and motivate key employees. The Company nevertheless faces the risk that it will be unable to attract, integrate, retain and motivate qualified employees.

An established public trading market for the Company's securities does not exist.

The Company's common stock trades on the OTC Bulletin Board. The OTC Bulletin Board is an electronic quotation medium used by subscribing broker dealers to reflect dealer quotations on a real-time basis. The over-the-counter market provides significantly less liquidity than the Nasdaq Stock Market. Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for the Nasdaq Stock Market. Further, quotation entries on the OTC Bulletin Board may reflect an unpriced indicator of interest (such as "bid wanted" or "offer wanted" indicators) on unsolicited non-dealer interest. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain, and holders of common stock may be unable to resell their securities at or near their original offering price or at any price.

Furthermore, the National Association of Securities Dealers has enacted recent changes that limit quotations on the OTC Bulletin Board to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. The intent of this change is to make reliable and current financial and other information about issuers available to the investing public. The NASD has proposed additional changes to the OTC Bulletin Board. The proposed changes, if and when implemented, will require broker-dealers and market makers to review current information about an issuer before making recommendations to a customer in the security and to provide certain disclosure information on the trade confirmation for all customer transactions. At this time, the impact these rule changes may have on the Company's securities or the trading of securities generally on the OTC Bulletin Board cannot be determined. If at any time its securities are not included on the OTC Bulletin Board and do not qualify for Nasdaq, quotes for the securities may be included in the "pink sheets" for the over-the-counter market. This trading market is even less liquid than the OTC Bulletin Board and holders of common stock may be unable to obtain any quotations for securities.

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

As long as the Company does not meet the relevant financial requirements and its common stock is trading at less than $5.00 per share on the OTC Bulletin Board, the Company's securities are subject to the penny stock rules. These rules impose additional sales practice requirements on broker-dealers who sell its securities to persons other than established customers and accredited investors (generally, investors with a net worth in excess of $1,000,000 or an individual annual income exceeding $200,000, or, together with the investor's spouse, a joint income of $300,000). For transactions covered by the penny stock rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any non-exempt transaction involving a penny stock, the rules require, among other things, that the broker-dealer deliver an SEC mandated risk disclosure document relating to the penny stock market and the risks associated therewith prior to the transaction. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative as well as current quotations for the securities. If the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, the broker-dealer must send monthly statements disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the penny stock rules may restrict the ability of broker-dealers to sell the Company's securities and may affect the ability of the Company's shareholders to sell their securities in the secondary market.

Volume of shares eligible for sale may depress the market price.

Of the 5,915,420 shares of common stock outstanding as of March 31, 1999, the Company issued 1,439,400 under an exemption from the registration provisions of the Securities Act of 1933 under Rule 504 of Regulation D. These Rule 504 shares are eligible for resale, without limitation, in the open market. The Company issued the remaining 4,476,020 shares in private transactions. These 4,476,020 shares are restricted securities within the meaning of Rule 144 under the Securities Act of 1933. Of these shares, the Company expects to register for resale by certain shareholders 2,753,000 shares of its common stock, including 800,000 shares issuable upon exercise of outstanding warrants and 150,000 shares of common stock issued in the BBE acquisition. Assuming exercise of all of the warrants and effectiveness of the registration statement relating to the resale of the shares, shareholders may sell up to 2,753,000 shares, which will represent approximately 40% of the Company's issued and outstanding shares of common stock. All of the remaining restricted shares, including shares held by affiliates, became eligible in March 1999, for resale in the open market, subject to the volume and other conditions of Rule 144. There are no contractual restrictions on the resale of the outstanding common stock, except for some volume limitations on the 150,000 shares issued in connection with the BBE acquisition. The sale in the public market of the shares to be registered for resale as well as the restricted shares, or the perception that these sales may occur, may depress prevailing market prices of the common stock. These factors may also make it more difficult for the Company to raise funds through future offerings of common stock.

The Company will depend on the continued utility of the Internet and technology for its e-commerce barter site.

The performance of the Ubarter.com website will be dependent on the successful operation of the Internet and on certain third parties and services (such as Internet service providers, Internet backbone providers and Web browsers). Users may experience difficulties resulting from system failures unrelated to the Company's internal systems and services. If the Internet were to become regularly unavailable for many hours at a time, or if its ability to handle traffic loads were to deteriorate enough to cause frequent unavailability or slow response times, there would be less traffic to the Company's website. Furthermore, the perception of the quality of the Company's services could suffer. To date, the Internet has proven highly resilient and responsive to rapid growth in its use, and many of the world's telecommunications, software and hardware companies are continually investing in capacity and improvements.

The Company's Internet services will be designed around certain standards, including, for example, Internet security standards. Current and future success of the Company's services may become subject to additional industry standards as Internet commerce rapidly evolves. As a result the Company's business may incur additional costs of unknown proportions as the Company is confronted with new technology standards. In addition, the Company may not be successful in its efforts to enhance existing services and to develop, introduce and market new services. Furthermore, the Company's enhancements and new services may not adequately meet the requirements of the marketplace and achieve market acceptance. As the Internet develops, it is possible that incompatibility or lack of appropriate features could impact the Company's business. The Company expects sales of its services will depend in large part on a robust industry and infrastructure for providing Internet access and carrying the rapidly increasing Internet traffic. Certain critical issues concerning the commercial use of the Internet (including capacity to handle projected increases in traffic, security, reliability, cost, ease of use, access and quality of service) remain unresolved and may impact the growth of Internet use. The Internet may not prove to be a viable commercial marketplace because of inadequate development of the necessary infrastructure, such as a reliable network backbone or timely development of complementary products, such as high speed modems. Because global commerce and on-line exchange of information on the Internet and other similar open wide area networks are new and evolving, the Company cannot predict with any assurance whether the infrastructure or complementary products necessary to make the Internet a viable commercial marketplace will continue to be developed. Even if the necessary infrastructure and complementary products are developed, the Company cannot predict whether the Internet will remain a viable commercial marketplace. In addition, the widespread adoption of new Internet or telecommuting technologies or standards could require the Company to make substantial expenditures to modify or adapt its services. In this case, the new Internet or telecommuting services or enhancements that the Company offers could contain design flaws or other defects. Although the Company expects to be responsive to changes in the Internet and technology, it may not be successful in achieving widespread acceptance of its services before competitors offer services with speed and performance equal to or greater than the Company's.

Security and privacy concerns could subject the Company to liability or otherwise deter consumers from using its Web site.

Once the Company is able to conduct online barter transactions, it could be subject to litigation and liability if third parties were able to penetrate the Company's network security or otherwise misappropriate its users' personal information. This liability could include claims for unauthorized barter transactions, impersonation or other similar fraud claims. It could also include claims for other misuses of personal information, such as for unauthorized marketing purposes. In addition, the Federal Trade Commission and certain states have been investigating certain Internet companies regarding their use of personal information. The Company could incur additional expenses and be required to change its current practices if new regulations regarding the use of personal information are adopted or should government agencies choose to investigate the Company's privacy practices.

The need to securely transmit confidential information over the Internet has been a significant barrier to electronic commerce and communications over the Internet. Any well-publicized compromise of security could deter more people from using the Internet or from using it to conduct transactions that involve transmitting confidential information, such as barter transaction and personal information. Internet security concerns could frustrate the Company's efforts to grow its client base. The Company may also incur significant costs to protect against the threat of security breaches or to alleviate problems caused by such breaches.

The Company faces risks from potential government regulation of the barter industry and of the Internet.

The barter industry is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses. Certain tax regulations require U.S. barter exchanges to file with the Internal Revenue Service, on an annual basis, the totals of the barter sales of their clients. Similarly, there are currently few laws or regulations governing usage of the Internet. It is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy and the pricing, quality and other characteristics of products and services and taxes. The adoption of laws or regulations applicable to the Company's business could hinder the growth of the barter industry or the Internet. As a result, these regulations could cause a decrease in the demand for the Company's services and an increase in its cost of doing business or otherwise have a material adverse effect on the Company's business, prospects, financial condition and results of operations. Furthermore, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve.

The Company's systems may be subject to Year 2000 problems.

The Company has reviewed its own information technology and other technology systems to assess and remediate any Year 2000 problems. The Company believes all of its systems and software are Year 2000 compliant. The Company cannot, though, be sure that its internal systems will function properly in the Year 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Discussion of the Year 2000 Issue."

The Company's quarterly operating results are subject to fluctuations and seasonality.

The Company's revenue and operating results may vary significantly from quarter to quarter as a result of a number of factors, some of which are outside of its control. These factors include:

     - the commitment of clients to the general concept of bartering and to the concept of bartering online through the Company's website;

     -    the budget cycles of the Company's clients;

     -    the attractiveness to clients of the Company's bartering services;

     - changes in costs that the Company incurs to attract and retain clients;

     - changes in the Company's fees or the fees of its competitors for bartering services;

     -    the introduction of new services by the Company or by its competitors;

     - unexpected costs and delays relating to the expansion of the Company's operations;

     -    the occurrence of technical difficulties and system downtime; and

     -    general economic and market conditions.

The Company does not believe its revenue will be subject to seasonal fluctuations as a result of general patterns of retail advertising and direct marketing, which are typically higher during the fourth calendar quarter. Expenditures by the Company's clients may though tend to be cyclical, reflecting overall economic conditions, client buying patterns and changing marketing strategies.

As a result of the above factors, revenues and operating results are difficult to forecast, and you should not rely on period-to-period comparisons of results of operations as an indication of the Company's future performance. The Company may incur a significant shortfall in revenues in relation to its expectations. In addition, in future periods the Company's operating results may fall below the expectations of public market analysts and investors. Should this occur, the market price of the Company's common stock would likely decline.

PART II -OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

(1) During the quarter ended June 30, 1999, "E" warrants were exercised at the exercise price of $1.50 per share. These issuances of common stock underlying the warrants were exempt from registration under the provisions of Section 4(2) of the Securities Act and or Rule 506 promulgated under the Securities Act. As shareholders and warrant holders, these individuals and entities had pre-existing relationships with the Company, had knowledge and information about the business of the Company and had access to publicly available and other information about the Company. These exercises of warrants did not involve the use of general solicitation or advertising.

(2) In May 1999, the Company issued 20,000 shares of common stock to two individuals as consideration, in part, for the acquisition of BBE Windsor, Inc. The issuance of the shares was exempt from registration under the provisions of
Section 4(2) of the Securities Act. The shares were issued in a private placement not involving a public offering.

(3)Pursuant to the Company's 1988 Stock Option Plan, the Company granted stock options to certain employees to purchase an aggregate of 135,000 shares of common stock at an exercise price of $4.88 per share. The granting of stock options did not require registration under the Securities Act.

Item  6.  Exhibits and Reports on Form 8-K

Exhibit 27.  Financial Data Schedule

No reports on Form 8-K were filed during the three months ended June 30, 1999.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   UBARTER.COM INC.

August 16, 1999                    /s/ Steven M. White
                                   --------------------------------------------
                                   President and CEO

                                   /s/ Kevin R. Andersen
                                   --------------------------------------------
                                   Kevin R. Andersen
                                   Chief Financial Officer