Form 10QSB/A
period 1998-09-30
UBARTER COM INC
filed 1999-09-21
CIK 1030814

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A1

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended

                               September 30, 1998


                         Commission File Number: 0-24005


                                UBARTER.COM INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Nevada                                           91-1739746
------------------------                          -----------------------------
(Place of Incorporation)                            (IRS Employer ID Number)



            21400 International Blvd. #207, Seattle, Washington 98198
           -----------------------------------------------------------
              (Address of registrant's principal executive office)

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

                           INTERNATIONAL BARTER CORP.
                              For the Quarter Ended
                               September 30, 1998
                             INDEX TO FORM 10-QSB/A1


                                                                                                    Page
                                                                                                    ----
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements:

         Consolidated Balance Sheets:
         - September 30, 1998 and March 31, 1998.......................................................3

         Consolidated Statements of Operations:
         - For the Three Months and Six Months
           Ended September 30, 1998 and 1997...........................................................4

         Consolidated Statements of Cash Flow:
         - For the Six Months Ended
           September 30, 1998 and 1997.................................................................5

Notes to Consolidated Financial Statements ............................................................6

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations...........................................................9

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.....................................................16


                    INTERNATIONAL BARTER CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      September 30, 1998 and March 31, 1998


                                                                                  September 30,        March 31,
                                                                                           1998             1998
                                                                                  -------------        ----------
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                         $1,716,690        $ 382,564
   Accounts receivable, net of allowance for
     doubtful accounts of $3,102 and $1,956 for
     September 30, 1998 and March 31, 1998, respectively                                 52,498           63,259
   Notes receivable - current                                                             2,406            2,406
   Other current assets                                                                   1,163              571
                                                                                      ---------        ----------
       Total Current Assets                                                           1,772,757          448,800
                                                                                      ---------        ----------
PROPERTY AND EQUIPMENT, at cost, net of
   accumulated depreciation                                                              49,914           42,259
                                                                                      ---------        ----------
OTHER ASSETS
   Notes receivable - noncurrent                                                         26,898           32,791
   Prepaid advertising                                                                  147,900                -
   Other assets                                                                           8,700            1,200
                                                                                      ---------        ----------
       Total Other Assets                                                               183,498           33,991
                                                                                      ---------        ----------
                                                                                     $2,006,169        $ 525,050
                                                                                      =========        ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                                  $   35,058        $   9,274
   Trade Dollars issued in excess of earned                                              98,765            5,439
   Current portion of long-term debt                                                     11,387           13,074
   Other current liabilities                                                             12,464            7,683
                                                                                      ---------        ----------
       Total Current Liabilities                                                        157,674           35,470
                                                                                      ---------        ----------
LONG-TERM DEBT                                                                           11,845           19,097
                                                                                      ---------        ----------
STOCKHOLDERS' EQUITY
   Common  stock,  $.001 par value;  authorized  25,000,000  shares;  issued and outstanding  4,883,200 shares and 3,832,900 shares as of September 30, 1998 and March 31,
     1998, respectively                                                                   4,883            3,833
   Additional paid-in capital                                                         1,196,518          540,618
   Subscribed shares, 800,000 shares and 195,000 shares (giving effect to stock
     split) as of September 30, 1998 and March 31, 1998, respectively                 1,000,000           37,500

   Accumulated deficit                                                                 (364,751)        (111,468)
       Total Stockholders'  Equity                                                    1,836,650          470,483
                                                                                      ---------        ----------
                                                                                     $2,006,169        $ 525,050
                                                                                      =========        ==========



        The accompanying notes are an integral part of these consolidated financial statements.

                    INTERNATIONAL BARTER CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           For the Three Months Ended September 30, 1998 and 1997 and
                the Six Months Ended September 30, 1998 and 1997

                                                            Three            Three         Six              Six
                                                            Months          Months      Months            Months
                                                           9-30-98         9-30-97     9-30-98          9-30-97
                                                           -------         -------     -------          -------
REVENUE                                                  $ 124,745       $ 166,799    $ 273,256        $ 327,485
COST OF SALES                                               17,002          19,947       34,168           66,836
                                                         ---------       ---------    ---------        ---------
       Gross Profit                                        107,743         146,852      239,088          260,649
                                                         ---------       ---------    ---------        ---------
OPERATING EXPENSES
   Selling, general and administrative                     380,156         128,589      503,472          268,239
   Depreciation                                              3,201           2,270        5,859            4,540
                                                         ---------       ---------    ---------        ---------
     Total Operating Expenses                              383,357         130,859      509,331          272,779
                                                         ---------       ---------    ---------        ---------
Income (Loss) from Operations                             (275,614)         15,993     (270,243)         (12,130)
                                                         ---------       ---------    ---------        ---------
OTHER INCOME (EXPENSE)
   Interest income                                          14,091           1,779       18,330            3,555
   Interest expense                                           (525)         (1,230)      (1,961)          (2,527)
                                                         ---------       ---------    ---------        ---------
     Total Other Income (Expense)-net                       13,566             549       16,369            1,028
                                                         ---------       ---------    ---------        ---------
Net Income (Loss) Before Income Taxes                     (262,048)         16,542     (253,874)         (11,102)
Income Tax Expense (Benefit)                                     -               -         (591)               -
                                                         ---------       ---------    ---------        ---------

Net Income (Loss)                                        $(262,048)      $  16,542    $(253,283)       $ (11,102)
                                                         =========       =========    =========        =========
Average Common and Equivalent Shares:
   Basic                                                 5,683,200       1,550,000    5,227,367        1,550,000
                                                         =========       =========    =========        =========
   Diluted                                               5,683,200       1,550,000    5,227,367        1,550,000
                                                         =========       =========    =========        =========
Net Income (Loss) Per Common Share:
   Basic                                                 $    (.05)      $     .01     $   (.05)       $    (.01)
                                                         =========       =========    =========        =========
   Diluted                                               $    (.05)      $     .01     $   (.05)       $    (.01)
                                                         =========       =========    =========        =========

Giving Effect to Stock Split:
Average Common and Equivalent Shares:
   Basic                                                                 3,100,000                     3,100,000
                                                                         =========                     =========
   Diluted                                                               3,100,000                     3,100,000
                                                                         =========                     =========
Net Income (Loss) Per Common Share:
   Basic                                                                 $     .00                     $    (.00)
                                                                         =========                     =========
   Diluted                                                               $     .00                     $    (.00)
                                                                         =========                     =========


               The accompanying notes are an integral part of these consolidated financial statements.

                    INTERNATIONAL BARTER CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 1998 and 1997


                                                                                  1998                1997
                                                                              ----------            ---------
CASH USED IN OPERATING ACTIVITIES:
Net loss                                                                      $ (253,283)          $ (11,102)
Adjustments to reconcile net loss to cash
   provided by operating activities:
     Depreciation                                                                  5,859               4,540
     Non-cash charges related to stock option grants                             112,500
     Bad debts                                                                     1,146                   -
     Deferred income taxes                                                          (591)               (351)
     Net trade revenue earned over (under) trade costs                           (42,074)            (31,151)
Changes in operating assets and liabilities:
   Accounts receivable                                                             9,615              (1,802)
   Contracts receivable                                                            5,892                 240
   Prepaids and other assets                                                     (20,000)                  -
   Accounts payable and other liabilities                                         30,565               1,555
                                                                              ----------            ---------
       Net Cash Used by Operating Activities                                    (150,371)            (38,071)
                                                                              ----------            ---------
CASH USED IN INVESTING ACTIVITIES:

Acquisition of property and equipment                                            (13,514)            (20,358)
                                                                              ----------            ---------
       Net Cash Used by Investing Activities                                     (13,514)            (20,358)
                                                                              ----------            ---------
CASH PROVIDED BY FINANCING
   ACTIVITIES:
   Proceeds from sale of common stock                                          1,506,950                   -
   Repayment of notes payable                                                     (8,939)            (13,167)
                                                                              ----------            ---------
     Net Cash Provided by Financing Activities                                 1,498,011             (13,167)
                                                                              ----------            ---------
   Net Increase (Decrease) in Cash                                             1,334,126             (71,596)
   Cash at Beginning of Period                                                   382,564             162,327
                                                                              ----------            ---------
   Cash at End of Period                                                      $1,716,690           $  90,731
                                                                              ==========            =========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                                                     $    1,961           $   2,452
   Cash paid for income taxes                                                          -                   -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Prepaid advertising and scrip acquired for IBC Trade Dollars                  $  135,400           $       -




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

Following, is a reconciliation of the numerators of the basic and diluted income
(loss) per share for the three months ended September 30, 1998 and 1997 and the six months ended September 30, 1998 and 1997:

                                                             Three           Three          Six              Six
                                                            Months          Months       Months           Months
                                                           9-30-98         9-30-97      9-30-98          9-30-97
                                                         ---------       ---------    ---------        ---------
Net income (loss) available to
common shareholders                                     $ (262,048)     $   16,542   $ (253,283)      $  (11,102)
                                                         =========       =========    =========       ==========

Weighted average shares                                  5,683,200       1,550,000    5,227,367        1,550,000
Effect of dilutive securities
  Warrants and options                                           -               -            -                -
                                                         ---------       ---------    ---------        ---------
                                                         5,683,200       1,550,000    5,227,367        1,550,000
                                                         =========       =========    =========       ==========
Basic income (loss) per share (based on
   weighted average shares)                             $    (.05)      $      .01   $     (.05)      $     (.01)
                                                         =========       =========    =========       ==========
Diluted income (loss) per share                         $    (.05)      $      .01   $     (.05)      $     (.01)
                                                         =========       =========    =========       ==========

Giving Effect to Stock Split:
Weighted average shares                                                  1,550,000                     1,550,000
Effect of dilutive securities
  Warrants and options                                                           -                             -
                                                                         ---------                     ---------
                                                                         1,550,000                     1,550,000
                                                                         =========                     =========
Basic income (loss) per share (based on
   weighted average shares and giving effect to stock split)            $      .00                    $     (.00)
                                                                        ==========                    ==========
Diluted income (loss) per share (giving effect to stock split)          $      .00                    $     (.00)
                                                                        ==========                    ==========


5 -  REVENUE

The following table summarizes the cash and trade (consisting of IBC Trade Dollars) components of revenue for the three months ended September 30, 1998 and 1997 and the six months ended September 30, 1998 and 1997:

                                                             Three           Three          Six              Six
                                                            Months          Months       Months           Months
                                                           9-30-98         9-30-97      9-30-98          9-30-97
                                                         ---------       ---------    ---------        ---------
Trade                                                     $ 62,149       $  79,208     $134,546         $148,597
Cash                                                        62,596          87,591      138,710          178,888
                                                         ---------       ---------    ---------        ---------
                                                          $124,745        $166,799     $273,256         $327,485
                                                         =========       =========    =========       ==========

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

In August of 1998, the Company granted options to purchase 40,000 shares of common stock at an exercise price of $.082 per share to an employee. The options are fully vested and expire five years from the date of grant.
The options were valued at $112,500.

7 - SUBSEQUENT EVENTS

A brokerage account was opened and funded for the sole purpose of repurchasing up to 250,000 shares of the Company's common stock in the open market. In October of 1998, 10,900 shares were repurchased for $13,011.

8 - RESTATEMENT

The Company has restated its financial statements for the periods ended September 30, 1998 due to the recognition of stock-based compensation costs in the amount of $112,500.

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

RESULTS OF OPERATIONS:

Three Months Ended September 30, 1998 compared to the Three Months Ended September 30, 1997:

Overall Operating Results

Revenues are generally derived from transaction fees charged (cash and trade) based upon a percentage of the dollar amount of client trades. Total revenue decreased 25% to $124,745 in the second quarter of fiscal 1998 from $166,799 in the second quarter of fiscal 1997. The Company had a net loss from operations of $275,614 in the second quarter of fiscal 1998 and a net income from operations of $15,993 in the second quarter of 1997.

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

The Company reported a net loss of $262,048, or $(0.05) per share in the second quarter of fiscal 1998 and a net income of $16,542, or $0.01 per share ($0.00 per share assuming stock-split) in the second quarter of fiscal 1997.

Revenue

Total Revenue. Total revenue decreased 25% to $124,745 in the second quarter of fiscal 1998 from $166,799 in the second quarter of fiscal 1997. Following, is a summary of the components of revenue for the second quarters of fiscal 1998 and 1997:

                                                1998                 1997
                                              --------             -------
Trade                                        $  62,149            $ 79,208
Cash                                            62,596              87,591
                                              --------             -------
                                             $ 124,745            $166,799
                                               =======             =======

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses (including depreciation) increased from $130,859 in the second quarter of fiscal 1997 as compared to $383,357 in the second quarter of fiscal 1998. The increase was primarily attributable to the following factors:

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

(c) Additional costs in the second quarter of 1998 which were not incurred in the second quarter of 1997, included such items as legal and other professional fees for assistance with filings, regulatory matters and strategic development, and increased telephone costs. Another significant non-cash expense in the second quarter of 1998 related to the recognition of stock-based compensation as a result of the issuance of stock options to an employee in the amount of $112,500 which was recognized as an operating expense.

One of the advantages available to barter businesses is the ability to pay a significant portion of its operating costs such as graphic design, advertising and printing using Trade Dollars. The accumulated deficit at September 30, 1998 was $98,765, compared to $5,439 at March 31, 1998.

Six Months Ended September 30, 1998 compared to the Six Months Ended September 30, 1997:

Overall Operating Results

Revenue decreased 17% to $273,256 in the first two quarters of fiscal 1998 from $327,485 in the first two quarters of fiscal 1997. The Company had a net loss from operations of $270,243 in the first two quarters of fiscal 1998 and a net loss from operations of $12,130 in the first two quarters of 1997. The Company's gross margin decreased to a gross profit of $239,088 in the first two quarters of 1998 from $260,649 in the first two quarters of fiscal 1997.

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

The Company reported a net loss of $253,283, or $(0.05) per share in the first two quarters of fiscal 1998 and a net loss of $11,102, or $(0.01) per share ($0.00 per share assuming stock-split) in the first two quarters of fiscal 1997.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Revenue

Total Revenue. Total revenue decreased 17% to $273,256 in the first two quarters of fiscal 1998 from $327,485 in the first two quarters of fiscal 1997. Following, is a summary of the components of revenue for the first two quarters of fiscal 1998 and 1997:

                                               1998                1997
                                              -------             -------
Trade                                        $134,546             $148,597
Cash                                          138,710             178,888
                                              -------             -------
                                             $273,256            $327,485
                                              =======             =======

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses (including depreciation) increased from $272,779 in the first two quarters of fiscal 1997 as compared to $509,331 in the first two quarters of fiscal 1998. The increase was primarily attributable to the following factors:

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

(c) Additional costs in the first two quarters of 1998, which were not incurred in the first two quarters of 1997, included such items as legal and other professional fees for assistance with filings, regulatory matters and strategic development, and increased telephone costs. Another significant non-cash expense in the first two quarters of 1998 related to the recognition of stock-based compensation as a result of the issuance of stock options to an employee in the amount of $112,500 which was recognized as an operating expense.

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

UBARTER.COM INC.
----------------
(Registrant)



Date: September 20, 1999

/s/ Steven White
------------------------------------
Steven White, Chairman of the Board of Directors,
President and Chief Executive Officer
(principal executive officer and director)


Date: September 20, 1999

/s/ Kevin R. Andersen
------------------------------------
Kevin R. Andersen, Chief Financial Officer
(principal accounting officer)