Form 10QSB
period 1999-09-30
UBARTER COM INC
filed 1999-11-15
CIK 1030814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] Quarterly  Report under Section 13 or 15(d) of the Securities  Exchange
    Act of 1934 for the quarter ended September 30, 1999.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,031,920 shares of Common Stock as of November 10, 1999.

                                UBARTER.COM INC.
                              For the Quarter Ended
                               September 30, 1999

                              INDEX TO FORM 10-QSB

                                                                                                     Page
                                                                                                     ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheet:
         September 30, 1999 and March 31, 1999.........................................................3

         Consolidated Statement of Operations:
         For the Three and Six Months Ended
         September 30, 1999 and 1998...................................................................4

         Consolidated Statement of Cash Flows:
         For the Six Months Ended
         September 30, 1999 and 1998...................................................................5

         Notes to Financial Statements ................................................................6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...........................................................9

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.....................................................23

Item 4. Submission of Matters to a Vote of Security Holders...........................................23

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES



                                UBARTER.COM INC.
                           CONSOLIDATED BALANCE SHEET
                      SEPTEMBER 30, 1999 AND MARCH 31, 1999

                                     ASSETS

                                                   September 30,      March 31
                                                       1999             1999
                                                 --------------     -----------
CURRENT ASSETS                                     (Unaudited)
   Cash and cash equivalents                      $   375,500       $   442,700
   Accounts receivable, net                           272,800           305,700
   Intercompany receivable BBE from Ubarter                 -
   Intercompany receivable Ubarter purchase                 -                 -
   Inventory                                          308,900           310,400
   Intercompany account - Seattle                           -                 -
   Other current assets                                 5,300             9,200
                                                 --------------     -----------
        Total current assets                          962,500         1,068,000
                                                 --------------     -----------

EQUIPMENT AND LEASEHOLDS, net                         394,500           383,600
                                                 --------------     -----------
OTHER ASSETS
   Goodwill                                         2,225,000         2,750,900
   Prepaid advertising                                135,000           135,000
   Notes receivable                                    22,900            23,500
   Other assets                                         1,000            28,700
                                                 --------------     -----------
                                                    2,383,900         2,938,100
                                                 --------------     -----------

        Total Assets                              $ 3,740,900       $ 4,389,700
                                                 ==============     ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable                               $   188,900       $   111,400
   Accrued liabilities                                211,700            28,200
   Intercompany account - Seattle                           -
   Intercompany payable from Ubarter to BBE                 -                 -
   Due to BBE                                               -                 -
   Unearned revenue                                         -           186,300
   Trade dollars issued in excess of earned         2,376,300         2,147,900
   Note payable to shareholder                         66,200            66,200
   Current portion of long-term obligations           126,000            35,400
                                                 --------------     -----------
     Total current liabilities                      2,969,100         2,575,400
                                                 --------------     -----------
LONG-TERM OBLIGATIONS, net of current portion         573,949            81,600
                                                 --------------     -----------

COMMITMENTS                                                 -                 -

STOCKHOLDERS' EQUITY
   Common stock                                         6,000             5,900
   Additional paid-in capital                       3,359,351         2,649,300
   Subscribed shares                                        -                 -
   Accumulated deficit                             (3,164,700)         (909,500)
   Treasury stock                                     (13,000)          (13,000)
   Accumulated other comprehensive income,             10,200                 -
                                                 --------------     -----------
                                                      197,851         1,732,700
                                                 --------------     -----------

     Total Liabilities and Stockholders' Equity   $ 3,740,900       $ 4,389,700
                                                 ==============     ============


                             See accompanying notes.

                                UBARTER.COM INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
             THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                           Three          Three            Six              Six
                                           Months         Months          Months          Months
                                           Ended          Ended           Ended           Ended
                                          9/30/99         9/30/98         9/30/99        9/30/98
                                       ------------    ------------    ------------    -----------
REVENUE
    Exchange revenue                   $   499,900      $  107,700     $ 1,266,200     $  239,100
    Corporate trading revenue              239,800          17,000         380,200         34,200
                                       ------------    ------------    ------------    -----------
                                           739,700         124,700       1,646,400        273,300
                                       ------------    ------------    ------------    -----------

OPERATING EXPENSES
    Cost of corporate trading               43,000          17,000         314,700         34,200
    Sales and marketing                    147,100               -         230,400              -
    Product development                    275,300               -         486,500              -
    General and Administrative           1,322,400         443,600       2,880,700        569,600
                                       ------------    ------------    ------------    -----------
                                         1,787,800         460,600       3,912,300        603,800
                                       ------------    ------------    ------------    -----------
INCOME (LOSS) FROM OPERATIONS           (1,048,100)       (335,900)     (2,265,900)      (330,500)
                                       ------------    ------------    ------------    -----------
OTHER INCOME (EXPENSE)
    Interest expense                        (1,900)           (500)         (2,300)        (2,000)
    Interest income                          9,700          14,100          13,000         18,300
                                       ------------    ------------    ------------    -----------
                                             7,800          13,600          10,700         16,300
                                       ------------    ------------    ------------    -----------
LOSS BEFORE INCOME TAXES                (1,040,300)       (322,300)     (2,255,200)      (314,200)

INCOME TAX BENEFIT (PROVISION)                   -               -               -            600
                                       ------------    ------------    ------------    -----------
NET INCOME (LOSS)                      $(1,040,300)     $ (322,300)    $(2,255,200)    $ (313,600)
                                       ============    ============    ============    ===========
NET INCOME (LOSS) PER COMMON
    SHARE
    Basic                              $     (0.17)     $    (0.06)    $     (0.38)    $    (0.06)
                                       ============    ============    ============    ===========
    Diluted                            $     (0.17)     $    (0.06)    $     (0.38)    $    (0.06)
                                       ============    ============    ============    ===========
AVERAGE COMMON AND EQUIVALENT
  SHARES
    Basic                                6,020,733       5,683,200       5,994,533      5,227,367
                                       ============    ============    ============    ===========
    Diluted                              6,020,733       5,683,200       5,994,533      5,227,367
                                       ============    ============    ============    ===========

                             See accompanying notes.

                                UBARTER.COM INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                                 September 30,        September 30,
                                                                      1999                1998
                                                               -----------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                            $(2,255,200)         $  (313,600)
     Adjustments to reconcile net income (loss) to net
           cash provided by operating activities
         Depreciation and amortization                                907,700                5,900
         Non-cash charges related to stock option grants               37,400              172,800
         Foreign currency loss                                         10,200                    -
         Deferred income taxes                                              -                 (600)
         Bad debts                                                     (4,200)               1,100
         Net trade dollars expended                                   143,800              (42,100)
     Change in operating assets and liablilites
         Accounts receivable                                           37,100                9,600
         Other assets                                                  31,600              (14,100)
         Accounts payable and other liabilities                        74,700               30,600
                                                               -----------------   ------------------
                                                                   (1,016,900)            (150,400)
                                                               -----------------   ------------------
CASH FROM INVESTING ACTIVITIES
     Acquisition of equipment and leaseholds                         (226,600)             (13,500)
     Note receivable collections                                          600                    -
                                                               -----------------   ------------------
                                                                     (226,000)             (13,500)
                                                               -----------------   ------------------
CASH FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock                            141,000            1,506,900
     Proceeds from notes payable                                     1,036,800               (8,900)
     Repayment of notes payable                                         (2,100)                   -
                                                               -----------------   ------------------
                                                                     1,175,700            1,498,000
                                                               -----------------   ------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                (67,200)           1,334,100

CASH AND CASH EQUIVALENTS
     Beginning of period                                               442,700              382,600
                                                               -----------------   ------------------
     End of period                                                $    375,500         $  1,716,700
                                                               =================   ==================
SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid during the period for:
         Interest                                                 $      3,100         $      2,000
                                                               =================   ==================
         Income taxes                                             $          -         $          -
                                                               =================   ==================
NON-CASH INVESTING AND FINANCING
     ACTIVITIES
     Purchase of BBE (Windsor) stock for Trade Dollars
         and Ubarter.com stock                                    $    134,900         $          -
                                                               =================   ==================
     Prepaid advertising and scrip acquired for
         Ubarter.com Trade Dollars                                $          -         $    135,400
                                                               =================   ==================


                             See accompanying notes.

                                UBARTER.COM INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1 -  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for fair presentation have been included. The results of operations for the three and six month periods ended September, 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statement combines the Company's balance sheet as of September 30, 1999 with the balance sheet of Barter Business Exchange, Inc. ("BBE") as of August 31, 1999. The consolidated statement of operations presents the results of operations of the Company for the three and six months ended September 30, 1999, however, due to the differing year-ends, the results of operations of BBE from March 1, 1999 (the date of purchase) through August 31, 1999 are consolidated with the Company's results of operations for the second quarter of 1999. Certain prior year amounts have been reclassified to conform with current year presentation. For further information, refer to the financial statements and footnotes included in the company's report on Form 10-KSB for the year ended March 31, 1999.

2 -  TRADE DOLLARS

In accordance with the guidelines established by the International Reciprocal Trade Association, the Company has the right to borrow from the exchange and spend within the exchange systems. Such a practice is used by barter exchanges, worldwide, to cover inventory purchases, capital purchases, operating expenses and to control the supply of trade dollars in the exchange economy. The Company is obligated to provide goods and services to clients to offset any amounts of Trade Dollars issued in excess of earned. At September 30, 1999 and March 31, 1999, the Company had expended $2,376,300 and $2,147,900 Trade Dollars respectively, in excess of the amount of Trade Dollars earned by the Company.

3 -  ACQUISITION

The Company previously owned 50% of the outstanding common stock of Barter Business Exchange (Windsor) Inc. ("BBE Windsor") (a subsidiary of Barter Business Exchange, Inc.). On June 23, 1999, Ubarter.com acquired the remaining 50% ownership for approximately $11,100 in cash, $43,800 in Ubarter Trade Dollars, and 20,000 shares of Ubarter.com common stock valued at $4.00 on the date of purchase. The purchase has been accounted for under the purchase method of accounting. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess purchase price over the estimated fair value of the assets acquired and liabilities assumed has been allocated to goodwill. The Company estimated the economic useful life to be two years.

4 -  CAPITAL STOCK

In May through August of 1999, the Company received approximately $141,000 from the exercise of E warrants to purchase 93,600 shares of common stock. In October of 1998, 10,980 shares were repurchased for approximately $13,000 and classified as treasury stock.

On June 23, 1999, the Company issued 20,000 shares of common stock valued at $4.00 per share as partial payment for equity ownership in BBE Windsor. (See
Note 3.) At September 30, 1999, the Company had 6,040,400 shares (including treasury shares) of common stock issued and outstanding at a par value of $.001 per share, with total authorized shares of 25,000,000.

On July 9, 1998, the Board of Directors authorized a 2-for-1 split of its common stock to be distributed to stockholders of record at the close of business on July 24, 1998. All per-share and shares outstanding data in the accompanying consolidated financial statements have been restated to reflect the stock split.


5 -  INCOME (LOSS) PER SHARE

Following, is a reconciliation of the numerators of the basic and diluted income
(loss) per share for the three and six months ended September 30, 1999 and 1998:


                                                          Three          Three           Six            Six
                                                         Months         Months         Months         Months
                                                          Ended          Ended          Ended          Ended
                                                         9/30/99        9/30/98        9/30/99        9/30/98
                                                      -------------  -------------  -------------  -------------
Net income (loss) available to common
   shareholders                                       $(1,040,300)    $ (322,300)   $(2,255,200)    $ (313,600)
                                                      =============  =============  =============  =============
Weighted average shares                                 6,020,733      5,683,200      5,994,533      5,227,367
Effect of dilutive securities
   Options                                                      -              -              -              -
   Warrants                                                     -              -              -              -
                                                      -------------  -------------  -------------  -------------
                                                        6,020,733      5,683,200      5,994,533      5,227,367
                                                      =============  =============  =============  =============
Basic income (loss) per share (based on
   weighted average shares)                           $     (0.17)    $    (0.06)   $     (0.38)    $    (0.06)
                                                      =============  =============  =============  =============
Diluted income (loss) per share                       $     (0.17)    $    (0.06)   $     (0.38)    $    (0.06)
                                                      =============  =============  =============  =============


Options and warrants to purchase shares of common stock were excluded from the computation in 1999 and 1998 because their effect would be antidilutive.

6 -  STOCK OPTIONS

The Company adopted a Stock Option Plan (`the Plan") effective June 1, 1998 whereby, nonqualified and incentive stock options for shares of common stock may be granted to Directors, Officers, Employees and Consultants. Options granted under the Plan are not to have a life in excess of five years from the date of grant and vest 50% after 12 months, 75% after 18 months, and 100% after 24 months from the date grant. The provisions of the Plan allow the administrators to determine the vesting period of options granted.

In August and September of 1999, the Company granted options under the Plan to purchase 189,500 shares of common stock at exercise prices ranging from $2.67 per share to $4.00 per share. In June of 1999, the Company granted options under the Plan to purchase 135,000 shares of common stock all at an exercise price of $4.88 per share and to purchase 1,000 shares of common stock at an exercise price of $2.75 per share to certain of the Company's officers and employees.

7 -  NOTE PAYABLE

In August 1999, funds totaling $1,000,000 ("the Note") were loaned to the Company by Alpine Capital Group, LLC. The Note is payable on September 1, 2002, with interest accruing at the rate of 5 1/2% per annum on the unpaid principal amount. If the Company closes a financing or financings in the aggregate amount of at least $2,500,000 through public or private sale of its debt or equity securities on or before June 1, 2000, the Company must repay any unpaid principal and interest within 5 business days of such closing. If, on June 1, 2000, there remains unpaid principal on the Note, the Payee shall have the option exercisable at any time thereafter, but not later than September 1, 2002, to convert such unpaid principal into 1,333,333 shares of common stock at the rate of $.75 per share. After June 1, 2000, the holder of the note may exercise the conversion option any time prior to the maturity date of the note. Alpine Capital Group, Inc. also received 183,333 warrants to purchase common shares at $2.00 per share. Accordingly, the Company has allocated $451,700 of the proceeds to the warrants and is amortizing this amount of interest expense from the period of issuance to June 1, 2000. The effective rate of the note payable is 20.5%. The warrants may be exercised from September 1, 1999 through September 1, 2004.

8 -  REVENUE

The following table summarizes the cash and trade (consisting of Ubarter.com Trade Dollars) components of revenue for the three and six months ended September 30, 1999 and 1998:


                         Three          Three           Six            Six
                        Months          Months         Months         Months
                         Ended          Ended          Ended          Ended
                        9/30/99        9/30/98        9/30/99        9/30/98
                     -------------  -------------  -------------  -------------

Trade                  $ 337,100      $  62,100      $ 857,800      $ 134,500
Cash                     402,600         62,600        788,600        138,800
                     -------------  -------------  -------------  -------------

                       $ 739,700      $ 124,700      $ 1,646,400    $ 273,300
                     =============  =============  =============  =============


9 -  COMPREHENSIVE INCOME

As of April 1, 1999, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which established standards for the reporting and display of comprehensive loss and its components in the financial statements. Comprehensive loss for the six month period ended September 30, 1999 was $2,245,000 which consisted of net loss and foreign currency translation adjustments. There was no difference between comprehensive income (loss) and net income (loss) in the periods prior to the six months ended September 30, 1999.

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

Overview

Ubarter.com provides business to business barter services for retail, professional, media and other corporate clients through the Company's offices in Seattle, Washington, Toronto, Ontario, Vancouver, British Columbia and Windsor, Ontario. The Company manages a private barter currency, Ubarter Dollars, to enable its members to sell their products or services to the Company's other members for Ubarter Dollars. In September 1999, the Company launched its e-commerce solution to barter over the Internet.

Ubarter.com was incorporated in Nevada in September 1996 under the name International Barter Corp. for the purpose of merging with Cascade Trade Association, a Seattle based trade exchange. Cascade Trade, founded in 1983 by Steven White, Ubarter.com's President and Chief Executive Officer, had approximately 500 members in the Seattle area at the time of the merger. Ubarter.com began a direct public offering of common stock after the merger and became publicly traded in February 1998. In March 1999, the Company acquired all of the outstanding stock of Barter Business Exchange ("BBE"). In April 1999, International Barter Corp.'s name was changed to Ubarter.com Inc. to reflect the Company's change to an Internet-based business model.

Substantially all of the Company's cash revenues are derived from transaction fees paid in by buyers and sellers in a barter transaction. The Company currently charges a 5% cash fee on both sides (i.e., to both the seller and buyer) of most barter transactions. The Company has also derives revenues from monthly and set-up fees charged to members. The Company does not anticipate charging set-up or monthly fees for members doing business over the Internet. Revenues from transaction fees are billed on a monthly basis. The Company recognizes revenue equal to the cash to be received from its commission earned when the buyer has made an unconditional commitment to pay and the earnings process has been completed by the finalization of a trade commission. Revenue is recognized for monthly fees after the fees have been earned and collected.

A Ubarter Dollar is an accounting unit used to record the value of transactions as determined by the buying and selling parties in barter transactions. Ubarter Dollars denote the right to receive products or services available from other members or the obligation to provide goods or services to other members. Ubarter Dollars may not be redeemed for cash. When BBE was acquired, all of the BBE Trade Dollars were converted to Ubarter Dollars.

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

Three Months Ended September 30, 1999 Compared to the Three Months Ended September 30, 1998

Our total revenue in the second quarter of fiscal 2000 was $739,700 compared with total revenue of $124,700 in the second quarter of fiscal 1999. This was a 493% increase in fiscal 2000 from fiscal 1999. Revenue increased primarily as a result of the acquisition of BBE effective March 1, 1999. Primarily as a result of the BBE acquisition, the Company substantially increased its members and products and services offered to members in the second quarter of fiscal 2000 compared with the comparable quarter in fiscal 1999. Excluding revenues from BBE, revenues decreased in the three months ended September 30, 1999 compared with the comparable period in 1998 as a result of concentrating a large portion of its financial and labor resources on the development of its business-to-business e-commerce site for barter. Much of the effort, which in prior years focused on increasing transaction fees from barter transactions, was shifted to its website development and to e-commerce strategic development activities in the first and second quarter of fiscal 2000.

Costs and Operating Expenses

Cost of revenue consists of the cost of inventories acquired for resale and sold during the period. The cost of revenue for the second quarter of fiscal 2000 was $43,000. These costs were all incurred by BBE. No such costs were incurred by the Company because inventory sales were made on consignment. In the second quarter of fiscal 1999, revenue costs were $17,000.

Other costs and operating expenses (including depreciation) increased to $1,744,800 in the second quarter of fiscal 2000 from $443,600 in the second quarter of fiscal 1999. The increase in operating expenses related primarily to recurring operating expenses incurred by BBE, significant increases in product development and general administrative expenses and an increase in sales and marketing expense in the second quarter of fiscal 2000.

Product development expense increased to $275,300 in the second quarter of fiscal 2000 compared with minimal expense in the second quarter of fiscal 1999. Product development expenses consist primarily of payments to outside contractors related to website development and, to a lessor extent, of depreciation on equipment used for development and overhead costs. Ubarter.com's policy is to expense product development costs as they are incurred. The increase in the second quarter of fiscal 2000 was primarily attributable to our development efforts, including retaining outside consultants related to technologies necessary to support an e-commerce barter site. The Company expects to incur approximately $1.5 million in product development costs in fiscal 2000 as our website is launched and e-commerce functionality is enhanced.

General and administrative expenses increased to $1,322,400 in the second quarter of fiscal 2000 from $443,600 in the second quarter of fiscal 1999. This increase was primarily due to recurring operating expenses incurred by BBE, the addition of several key personnel and several new staff members in our trading department and additional employees hired to work on developing the Company's website. In addition, we incurred substantially greater legal and other professional fees, such as accounting and investor/public relations, as a result of our public company status and to assist us in executing our business strategy. Another significant noncash expense in the first quarter of fiscal 2000 related to the amortization of the cost of goodwill resulting from the acquisition of BBE. Amortization expense of $355,000 was recognized during the second quarter of fiscal 2000. Goodwill resulting from the acquisition of BBE was estimated by management to be primarily associated with the acquired workforce, infrastructure and technological expertise. As a result of the rapid technological changes occurring in the Internet industry and the intense competition for qualified professionals, goodwill is amortized on a straight-line basis over the estimated life of the benefit of 24 months

Sales and marketing expense primarily consists of advertising and other promotional costs. Ubarter.com expects sales and marketing expense to increase significantly in fiscal 2000 primarily related to the promotion and marketing of our website. The Company currently has $135,000 of prepaid advertising which it expects to utilize in the future promotion and marketing of its website.

Six Months Ended September 30, 1999 Compared to the Six Months Ended September 30, 1998

Total revenue in the first six months of fiscal 2000 was $1,646,400 compared with total revenue of $273,300 in the first six months of fiscal 1999. This was a 502% increase in fiscal 2000 from fiscal 1999. Revenue increased primarily as a result of the acquisition of BBE effective March 1, 1999. Excluding revenues from BBE, revenues decreased in the six months ended September 30, 1999 compared with the comparable period in 1998 as a result of concentrating a large portion of its financial and labor resources on the development of its business-to-business e-commerce site for barter. Much of the effort, which in prior years focused on increasing transaction fees from barter transactions, was shifted to its website development and to e-commerce strategic development activities in the first quarter of fiscal 2000.

Costs and Operating Expenses

Cost of revenue consists of the cost of inventories acquired for resale and sold during the period. The cost of revenue for the first six months of fiscal 2000 was $314,700. These costs were all incurred by BBE. No costs were incurred by the Company because inventory sales were made on consignment, as described above. In the first six months of fiscal 1999, revenue costs were $34,200.

Other costs and operating expenses (including depreciation) increased to $3,597,600 in the first six months of fiscal 2000 from $569,600 in the first six months of fiscal 1999. The increase in operating expenses related primarily to recurring operating expenses incurred by BBE, significant increases in product development and general administrative expenses and an increase in sales and marketing expense in the first six months of fiscal 2000.

Product development expense increased to $486,500 in the first six months of fiscal 2000 compared with minimal expenses in the first six months of fiscal 1999. Product development expenses consist primarily of payments to outside contractors related to our website development and, to a lessor extent, of depreciation on equipment used for development and overhead costs. Ubarter.com's policy is to expense product development costs as they are incurred. The increase in the first six months of fiscal 2000 was primarily attributable to our development efforts, including retaining outside consultants related to technologies necessary to support an e-commerce barter site.

General and administrative expenses increased to $2,880,700 in the first six months of fiscal 2000 from $569,600 in the first six months of fiscal 1999. This increase was primarily due to recurring operating expenses incurred by BBE, the addition of several key personnel and several new staff members in our trading department and additional employees hired to work on developing the Company's website. In addition, the Company incurred substantially greater legal and other professional fees, such as accounting and investor/public relations, as a result of our public company status and to assist us in executing our business strategy. Another significant noncash expense in the first six months of fiscal 2000 related to the amortization of the cost of goodwill resulting from the acquisition of BBE. Amortization expense of $692,000 was recognized during the first six months of fiscal 2000. Goodwill resulting from the acquisition of BBE was estimated by management to be primarily associated with the acquired workforce, infrastructure and technological expertise. As a result of the rapid technological changes occurring in the Internet industry and the intense competition for qualified professionals, goodwill is amortized on a straight-line basis over the estimated life of the benefit of 24 months

Liquidity and Capital Resources

Since its inception in 1996, Ubarter.com has financed its operations primarily from the sale of common stock and warrants and proceeds from the exercise of those warrants. The operations of Cascade Trade Association which was merged into Ubarter.com in November 1996 were financed primarily through internal cash flow.

At September 30, 1999, Ubarter.com had a working capital deficit of $2,006,600. Our working capital was $1,615,083 at September 30, 1998. The decrease in working capital resulted primarily from a $2,255,000 (deficit) balance of Ubarter Dollars issued in excess of earned that existed on the books of BBE as of August 31, 1999. Excluding the deficit balance of Ubarter Dollars, the Company had working capital of $369,700 at September 30, 1999.

In accordance with the guidelines established by the International Reciprocal Trade Association, Ubarter.com has the right to borrow from its exchange and spend within its exchange system. Such a practice is commonly used by barter exchanges, worldwide, to cover inventory purchases, capital purchases, operating expenses and to control the supply of trade dollars. Ubarter.com engages in barter to pay for some of its operating costs. Ubarter.com is ultimately obligated to provide products and services to clients to offset any amount of Ubarter Dollars issued in excess of earned. BBE also engaged in barter to pay for some of its operating costs. At September 30, 1999, Ubarter.com had expended 2,376,300 of Ubarter Dollars in excess of the amount of Ubarter Dollars earned by it compared with 98,765 Ubarter Dollars at September 30, 1998. The Company considers the current level manageable. These amounts are shown as a liability on the Company's balance sheet as of September 30, 1999 and 1998.

The cash provided by financing activities was $1,175,700 in the first six months of fiscal 2000 compared with $1,498,000 in the first six months of fiscal 1999. Net cash provided by financing activities in the first six months of 2000 and 1999 resulted primarily from the exercise of warrants and proceeds from notes payable. In August 1999, funds totaling $1,000,000 were loaned to the Company by Alpine Capital Group, LLC. (See Note 7 to the financial statements.) We currently have a $67,000 revolving note payable with a bank. The note payable is subject to annual renewal. There was a balance of $67,000 at September 30, 1999. Borrowings under the note require security deposits of cash and cash equivalents with the bank. We did not have any credit facility in the first six months of fiscal 2000.

The net cash used by operating activities was $1,016,900 in the first six months of fiscal 2000 and $150,400 in the first six months of fiscal 1999. For the six months ended September 30, 1999, Ubarter.com had a net loss of $2,255,200. The primary adjusting items were $907,700 in depreciation and amortization of goodwill and $143,800 net expenditure in Ubarter Dollars. During the first six months of fiscal 2000, there were decreases in accounts receivable of $37,100 and increases in accounts payable and other liabilities of $74,700. The cash used in operating activities of $150,400 for the six months ended September 30, 1998, reflected a net loss of $313,600. The increase in cash used in operations was primarily attributable to increased personnel and product development costs in the first six months of fiscal 2000 compared with the first six months of fiscal 1999. In the first six months of fiscal 2000, Ubarter.com used net cash of $226,600 for the acquisition of property, equipment and leaseholds, compared to $13,500 in the first six months of fiscal 1999.

Ubarter.com maintains its major U.S. cash balances at two financial institutions located in Las Vegas, Nevada and Seattle, Washington and maintains its major Canadian cash balances at one financial institution located in Toronto, Canada. Funds not required for our immediate needs may be invested in certificates of deposit, short-term government obligations, or money market funds.

As of September 30, 1999, we had no material commitments for capital expenditures. Ubarter.com leases its U.S. office facilities in Seattle, Washington and leases its Canadian office facilities in Toronto, Vancouver and Windsor. Future minimum rental commitments as of September 30, 1999 pursuant to these leases are approximately $325,000.

The Company believes its existing working capital and cash from financing activities will be sufficient to fund our operating activities through the end of fiscal year 2000, however, it is currently experiencing a significant shortage in cash resources necessary to fund planned expenditures in product development, salaries for existing and future personnel, and professional fees and marketing. Unless the Company is successful in raising additional capital, it may not be able to achieve its expansion goals, including further development of its website. There is no assurance that the Company will have or be able to access sufficient capital or other resources. Ubarter.com believes that a portion of its short-term capital resources, up to $1,059,000 may be provided through the exercise of outstanding E Warrants. The E Warrants are exercisable at a price of $1.50 and expire in June 2000. The perceived value of these warrants at any given time is related to the market price of our common stock, which trades over the counter on the OTC Bulletin Board. In addition, the Company will likely seek to raise additional capital in the near term through additional equity issuances. If the Company is unable to obtain financing through the exercise of warrants or other means, it may be unable to meet its working capital requirements or implement our short-term plans for expansion.

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

The Company may face difficulties in achieving its growth strategy in its markets. You should consider the risks and difficulties the Company expects to encounter as it attempts to execute its business strategy, including the rapidly evolving nature of the commercial barter market and the Internet market. These risks include uncertainties about its ability to:

     * attract a larger number of members to execute barter transactions on its offline trade exchange and on its e-commerce barter website launched in September 1999;

     * increase awareness of the benefits of bartering in general and the specific services it can provide;

     *    strengthen the loyalty of its existing members;

     * successfully implement its plan to introduce its online e-commerce barter website;

     *    respond effectively to competitive pressures;

     *    continue to develop and upgrade its technology;

     *    attract, integrate, retain and motivate qualified personnel;

     *    respond effectively to increased business operation demands.

The Company may be unable to accomplish one or more of the above, which could cause its business to suffer. In addition, accomplishing one or more of the above could be very costly, which could harm its financial results.

Funds may be insufficient to finance its plans for growth and its operations. The Company's existing working capital and cash from financing activities will not be sufficient to allow it to execute its business plan, including the further development and implementation of its e-commerce barter website and acquisition of other barter exchanges, and meet the demands for its services during fiscal year 2000. In August 1999, the Company raised $1 million of short-term financing, however, it still needs to raise additional capital to finance its expansion goals and operations and to repay the short-term financing. The Company believes a portion of its capital resources, up to approximately $1,059,000, will come from the exercise of outstanding warrants. Some of these warrants have an exercise price of $1.50 and expire in June 2000 and some have an exercise price of $2.00 and expire in September 2004. The perceived value of these warrants at any given time is related to the market price of the Company's common stock, which trades over the counter through the OTC Bulletin Board. In addition, the Company is seeking to raise additional capital in the near term through additional equity or debt issuances. If it is unable to obtain the expected portion of its financing through the exercise of warrants or other financings, it may not be able to successfully implement its short-term or long-term plans for expansion or to meet its working capital requirements. In addition, if it is unable to repay the $1 million of short-term financing by June 1, 2000, the lender would have the right to convert the loan into 1,333,333 shares, or approximately 22% of the Company's common stock based on the number of shares outstanding at September 30, 1999. Excluding accrued interest owing on the loan at the time of conversion, the conversion price per share of common stock would be $.75. Accordingly, current shareholders would, in the event of such a conversion, experience significant dilution of their investment in Ubarter.com. The full development and implementation of the Ubarter.com website will require additional resources. The Company may not be able to obtain the working capital necessary to develop its website fully. Furthermore, the website may not produce material revenue even if successfully developed.

Additionally, the Company may not be successful in its efforts to acquire other regional trade exchanges. One of the assumptions in making acquisitions is that the Company will be able to use its common stock, rather than cash, as consideration for any purchase. This assumption may prove to be incorrect. If it does use shares of its common stock to make acquisitions, the issuance of additional shares could be dilutive. Even if it succeeds in its expansion plans, it may experience rapid growth that requires additional funds to expand its operations and organization. Working capital requirements in the foreseeable future will depend on a variety of factors including capital requirements to implement and adjust the business plan.

The Company does not have current commitments for additional financing. It intends to explore a number of options to secure alternative financing including the issuance of additional equity. It might not succeed, however, in raising additional equity capital or in negotiating and obtaining additional and acceptable financing when it is needed. The ability to obtain additional capital may depend on market conditions (including the market for Internet stocks), national and global economies and others factors beyond the control of the Company. If adequate capital were not available or were not available on acceptable terms at a time when the Company needs it, its ability to execute its expansion plans, develop or enhance its services or respond to competitive pressures would be significantly impaired.

The Company faces competition from numerous barter exchanges and other companies. There are hundreds of independent barter exchanges in the United States and Canada, some of which may have similar plans for international expansion and development of online e-commerce barter sites. Some of the established entities in the barter industry may have more operating experience, larger member bases or greater financial, marketing, technical and other resources. It is possible that a group of independent barter exchanges could join forces to create a large national or international barter company with an online e-commerce barter site. Consequently, the Company will encounter competition in its efforts to expand our business and to acquire desirable independent trade exchanges.

The Company believes the more market penetration it achieves, the higher the barrier to entry will become for anyone contemplating a similar e-commerce solution for barter. The Company faces the risk, however, that existing or new competitors may develop technologies or services or strategic alliances and affiliations that makes its services less marketable or less useful or desirable. Furthermore, the Company may not be able to successfully enhance its services, develop new services or lower costs when and as it needs them.

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

A key component of the Company's future revenue growth depends on the its ability to develop and successfully implement a quality e-commerce barter website. The Company intends to develop Ubarter.com into a premier e-commerce barter website where businesses can buy and sell products and services. The Company may not be successful in its plans to implement, maintain and develop usage of the website. The website may encounter technical difficulties in implementation. Technical problems may cause delays or require additional expenditures. For the website to be perceived as a viable marketplace and a replacement for or supplement to current trade exchanges, the website must provide accurate and timely information on a consistent, easy-to-use and reliable basis. Other measures of quality of the Company's website include:

     -    the level of representative member participation;

     - a sufficient range and availability of products and services offered on its website;

     -    its ability to service high response rates for members; and

     - timely posting of changes and modifications to the inventory of members and products and services offered over its website.

The Company expects to derive revenues in the near term from the Ubarter.com website. The success of its business will depend on end-user acceptance of its online services. Its success will also depend on its ability to design, develop, test and support new services and enhancements on a timely basis that meet changing customer needs and our ability to respond to technological developments and emerging industry standards. It may be unable to maintain adequate quality control procedures, develop and market new services and enhancements that meet changing customer needs, or respond to technological developments and emerging industry standards.

In an effort to develop new and enhanced services and features for the Company's website, it may alienate current users or experience technical difficulties. The Company believes its website will be more beneficial to members by allowing members to access products and services online 24 hours a day, seven days a week, and execute transactions online. Accordingly, it intends to introduce additional or enhanced services and features designed to attract new members to its website while retaining current members. If it introduces services or features that do not function properly or that current members do not perceive favorably, they may not continue to visit the website. Members may also choose a competitor's site over ours. The Company may also experience difficulties that could delay or prevent it from introducing new services or features. Furthermore, these services or features may contain errors or problems that the Company may discover after it has already introduced them. The Company may need to modify significantly the design of these services or features on its website to correct these errors. Errors could lead to significant dissatisfaction of members and result in adverse publicity.

The Company's growth and success depend on continued growth in barter industry. Industry sources, as well as the Company's experience, indicate that for the last several years the commercial barter industry has experienced a steady growth. These sources have attributed the growing appeal of the barter industry among business owners to increasing competitive pressures, the existence of surplus inventory, unproductive assets, excess capacity and the ability to generate new sales and reach new customers while conserving cash. Nevertheless, the Company believes that there has been low penetration by the barter industry into the market of potential business customers. Although the Company is aware of no factors that would lead it to conclude that the commercial barter industry will not continue to grow at a steady rate, it is possible this growth will not continue. If the growth of the barter industry were to decline, however, the Company would expect to face heightened competition with weakened profitability and a reduced share of the barter market, which could materially adversely affect its business, results of operations and financial condition.

The Company may be unable to effectively manage its growth. As the Company continues to expand its level of operations, it will need an effective planning and management process to implement its business plan successfully. With the introduction of its new website, it may experience periods of significant expansion of its business. Depending on the amount and timing of any increase in business, this expansion could place a strain on management, operational and financial resources. Some areas that could be put under strain by growth include customer support, customer billing and website support and maintenance. The Company has management, operating and financial systems in place, and it intends to continue its efforts to improve these systems. There is a risk, however, that such systems may be inadequate to support its existing and future operations or that hiring, training and managing new employees will be more difficult then it anticipates.

The Company has historical losses and anticipates future losses in the initial stage of implementing its business strategy. The Company is incurring losses from its operating activities. As of September 30, 1999, the Company has an accumulated deficit of $3,164,700. It expects to increase its operating expenses in an effort to expand its marketing, and it expects to increase its level of expenditures to further develop online barter capability. These anticipated increases in operating expense levels and developmental costs will adversely affect operating results. The Company expects that it will continue to incur losses during fiscal year 2000 and beyond. Further, if it successfully accomplishes its plan of acquiring existing trade exchanges, it believes these acquisitions could result in additional operating losses and negative cash flows until the acquisitions are successfully integrated into its operations. If it acquires other trade exchanges, period-to-period comparisons of its financial results may not be meaningful, and you should not rely on them as an indication of future performance.

The Company may not be able to integrate successfully the operations from its acquisition of Barter Business Exchange or from any future acquisitions. The Company may not be successful in integrating the operations of Barter Business Exchange or from any future acquisitions. The BBE acquisition was its first significant acquisition. The Company therefore has limited experience with completing and integrating acquisitions. There is risk that it will be unable to integrate successfully the operations of Barter Business Exchange with its existing business or that the anticipated benefits of the acquisition, or any future acquisitions, may not be realized. Part of the business strategy includes growth by acquisition, so the Company expects to pursue other acquisitions in the future. It may be unable to identify, negotiate or finance future acquisitions. The Barter Business Exchange acquisition and any future acquisitions present many risks and uncertainties generally associated with acquisitions including:

     -    adverse   effects  on  its  reported   results  of   operations   from
          acquisition-related charges and amortization of goodwill and purchased technology;

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

     -    maintenance of our standards, controls, procedures and policies;

     - becoming responsible for significant liabilities of companies we acquire;

     -    diversion of management's attention from other business concerns; and

     -    potential loss of key employees of acquired businesses.

The Company is currently facing all of these challenges in some degree relating to the BBE acquisition. The Company does not have any understandings, commitments or agreements with respect to any other material acquisition, and no material acquisition is being pursued, as of the date of this prospectus.

The Company is dependent on key personnel. The successful implementation of its business plan and the overall success of its business will depend on the skills and efforts of its management personnel and, to a large extent, the active participation of Steven White, its Chief Executive

Officer and President and Bob Bagga, its Chief Operating Officer, as well as its other executive officers and key employees. The Company has employment agreements in place with certain key employees and management. It also has key-man insurance covering the life of Mr. White in the amount of $1 million. It does not have key man life insurance on other executives. Its future success will depend on our ability to attract, train, retain and motivate technical, managerial, marketing and customer support personnel. Competition for these personnel may be intense, particularly for individuals with e-commerce experience. The Company provides stock options, which further serve to retain and motivate key employees. It nevertheless faces the risk that it will be unable to attract, integrate, retain and motivate qualified employees.

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

The National Association of Securities Dealers has recently enacted Rules that limit quotations on the OTC Bulletin Board to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. This rule becomes effective for the Company's stock in May, 2000. The intent of this rule is to make reliable and current financial and other information about issuers available to the investing public. At this time, the impact these rule changes may have on the Company's securities or the trading of securities generally on the OTC Bulletin Board cannot be determined. If at any time the Company's securities are not included on the OTC Bulletin Board and do not qualify for Nasdaq, quotes for the securities may be included in the "pink sheets" for the over-the-counter market. This trading market is even less liquid than the OTC Bulletin Board and holders of common stock may be unable to obtain any quotations for securities.

"Penny stock" regulations impose certain restrictions on marketability of securities. The SEC has adopted regulations that generally define a "penny stock" to be any equity security that is not traded on a national securities exchange or Nasdaq and that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. The definition excludes the securities of an issuer that meets certain minimum financial requirements. Generally, these minimum thresholds would be met by an issuer with net tangible assets in excess of $2 million or $5 million, (depending on whether the issuer has been operating continuously for less or more than three years) or by an issuer with "average revenue" of at least $6 million for the last three years.

As long as the Company does not meet the relevant financial requirements and its common stock is trading at less than $5.00 per share on the OTC Bulletin Board, its securities are subject to the penny stock rules. These rules impose additional sales practice requirements on broker-dealers who sell the Company's securities to persons other than established customers and accredited investors (generally, investors with a net worth in excess of $1,000,000 or an individual annual income exceeding $200,000, or, together with the investor's spouse, a joint income of $300,000). For transactions covered by the penny stock rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any non-exempt transaction involving a penny stock, the rules require, among other things, that the broker-dealer deliver an SEC mandated risk disclosure document relating to the penny stock market and the risks associated therewith prior to the transaction. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative as well as current quotations for the securities. If the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, the broker-dealer must send monthly statements disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the penny stock rules may restrict the ability of broker-dealers to sell our securities and may affect the ability of our shareholders to sell their securities in the secondary market. Volume of shares eligible for sale may depress the market price.

Of the 6,029,420 shares of common stock outstanding as of September 30, 1999, the Company issued 1,439,400 under an exemption from the registration provisions of the Securities Act of 1933 under Rule 504 of Regulation D. These Rule 504 shares are eligible for resale, without limitation, in the open market. The Company issued the remaining 4,590,020 shares in private transactions. These 4,590,020 shares are restricted securities within the meaning of Rule 144 under the Securities Act of 1933. Of these shares, 1,916,000 shares (or approximately 32% of the shares currently outstanding) are being registered for resale by the selling shareholders pursuant to the registration statement to which this prospectus relates. In addition, the remaining 2,674,020 shares of our common stock are currently eligible for resale in the open market, subject to the volume and other conditions of Rule 144. There are no contractual restrictions on the resale of the outstanding common stock, except for some volume limitations on the 150,000 shares issued in connection with the BBE acquisition. In addition, the Company filed a registration statement on Form S-8 registering a total of 1,825,040 shares of common stock subject to outstanding stock options or reserved for issuance under our stock option plan. Shares registered under the Form S-8 registration statement will, subject to Rule 144 volume limitations applicable to affiliates, be available for sale in the open market, unless such shares are subject to vesting restrictions. The sale in the public market of the shares to be registered for resale pursuant to the registration statement to which this prospectus relates as well as the restricted shares, or the perception that these sales may occur, may depress prevailing market prices of the common stock. These factors may also make it more difficult for us to raise funds through future offerings of common stock.

The Company will depend on the continued utility of the Internet and technology for its e-commerce barter site. The performance of the Ubarter.com website will be dependent on the successful operation of the Internet and on certain third parties and services (such as Internet service providers, Internet backbone providers and Web browsers). Users may experience difficulties resulting from system failures unrelated to the Company's internal systems and services. If the Internet were to become regularly unavailable for many hours at a time, or if its ability to handle traffic loads were to deteriorate enough to cause frequent unavailability or slow response times, there would be less traffic to its website. Furthermore, the perception of the quality of its services could suffer. To date, the Internet has proven highly resilient and responsive to rapid growth in its use, and many of the world's telecommunications, software and hardware companies are continually investing in capacity and improvements.

The Company's Internet services will be designed around certain standards, including, for example, Internet security standards. Current and future success of its services may become subject to additional industry standards as Internet commerce rapidly evolves. As a result its business may incur additional costs of unknown proportions as it is confronted with new technology standards. In addition, it may not be successful in its efforts to enhance existing services and to develop, introduce and market new services. Furthermore, its enhancements and new services may not adequately meet the requirements of the marketplace and achieve market acceptance. As the Internet develops, it is possible that incompatibility or lack of appropriate features could impact its business.

The Company expects sales of its services will depend in large part on a robust industry and infrastructure for providing Internet access and carrying the rapidly increasing Internet traffic. Certain critical issues concerning the commercial use of the Internet (including capacity to handle projected increases in traffic, security, reliability, cost, ease of use, access and quality of service) remain unresolved and may impact the growth of Internet use. The Internet may not prove to be a viable commercial marketplace because of inadequate development of the necessary infrastructure, such as a reliable network backbone or timely development of complementary products, such as high speed modems. Because global commerce and on-line exchange of information on the Internet and other similar open wide area networks are new and evolving, the Company cannot predict with any assurance whether the infrastructure or complementary products necessary to make the Internet a viable commercial marketplace will continue to be developed. Even if the necessary infrastructure and complementary products are developed, the Company cannot predict whether the Internet will remain a viable commercial marketplace. In addition, the widespread adoption of new Internet or telecommunications technologies or standards could require the Company to make substantial expenditures to modify or adapt its services. In this case, the new Internet or telecommunications services or enhancements that it offers could contain design flaws or other defects. Although it expects to be responsive to changes in the Internet and technology, it may not be successful in achieving widespread acceptance of its services before competitors offer services with speed and performance equal to or greater than those of the Company.

Security and privacy concerns could subject the Company to liability or otherwise deter consumers from using its Website. The Company's members are now able to conduct online barter transactions and it could be subject to litigation and liability if third parties were able to penetrate its network security or otherwise misappropriate its users' personal information. This liability could include claims for unauthorized barter transactions, impersonation or other similar fraud claims. It could also include claims for other misuses of personal information, such as for unauthorized marketing purposes. In addition, the Federal Trade Commission and certain states have been investigating certain Internet companies regarding their use of personal information. The Company could incur additional expenses if new regulations regarding the use of personal information are adopted or should government agencies choose to investigate the Company's privacy practices.

The need to securely transmit confidential information over the Internet has been a significant barrier to electronic commerce and communications over the Internet. Any well-publicized compromise of security could deter more people from using the Internet or from using it to conduct transactions that involve transmitting confidential information, such as barter transactions and personal information. Internet security concerns could frustrate the Company's efforts to grow its member base. It may also incur significant costs to protect against the threat of security breaches or to alleviate problems caused by such breaches.

The Company faces risks from potential government regulation of the barter industry and of the Internet. The barter industry is not currently subject to direct regulation by any government agency, other than regulations generally applicable to businesses. Certain tax regulations require U.S. barter exchanges to file with the Internal Revenue Service, on an annual basis, the totals of the barter sales of their members. Similarly, there are currently few laws or regulations governing usage of the Internet. It is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, taxes and the pricing, quality and other characteristics of products and services. The adoption of laws or regulations applicable to our business could hinder the growth of the barter industry or the Internet. As a result, these regulations could cause a decrease in the demand for our services and an increase in our cost of doing business or otherwise have a material adverse effect on our business, prospects, financial condition and results of operations. Furthermore, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve.

The Company's systems may be subject to Year 2000 problems. The Company has reviewed its own information technology and other technology systems to assess and remediate any Year 2000 problems. It believes all of its systems and software are Year 2000 compliant. It cannot, though, be sure that its internal systems will function properly in the Year 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Discussion of the Year 2000 Issue."

The Company's quarterly operating results are subject to fluctuations and seasonality. The Company's revenue and operating results may vary significantly from quarter to quarter as a result of a number of factors, some of which are outside of its control. These factors include:

     - the commitment of members to the general concept of bartering and to the concept of bartering online through its website;

     -    the budget cycles of its members;

     -    the attractiveness to members of its bartering services;

     -    changes in costs that it incurs to attract and retain members;

     - changes in its fees or the fees of its competitors for bartering services;

     -    the introduction of new services by the Company or by its competitors;

     -    unexpected   costs  and  delays  relating  to  the  expansion  of  its
          operations;

     -    the occurrence of technical difficulties and system downtime; and

     -    general economic and market conditions.

The Company does not believe its revenue will be subject to seasonal fluctuations as a result of general patterns of retail advertising and direct marketing, which are typically higher during the fourth calendar quarter. Expenditures by its members may though tend to be cyclical, reflecting overall economic conditions, member buying patterns and changing marketing strategies.

As a result of the above factors, revenues and operating results are difficult to forecast, and you should not rely on period-to-period comparisons of results of operations as an indication of the Company's future performance. The Company may incur a significant shortfall in revenues in relation to its expectations. In addition, in future periods its operating results may fall below the expectations of public market analysts and investors. Should this occur, the market price of its common stock would likely decline.

PART II -OTHER INFORMATION

Item  2.  Changes in Securities and Use of Proceeds

(1) During the three months ended September 30, 1999, "E" warrants were exercised at the exercise price of $1.50 per share. These issuances of common stock underlying the warrants were exempt from registration under the provisions of Section 4(2) of the Securities Act and or Rule 506 promulgated under the Securities Act. As shareholders and warrant holders, these individuals and entities had pre-existing relationships with the Company, had knowledge and information about the business of the Company and had access to publicly available and other information about the Company. These exercises of warrants did not involve the use of general solicitation or advertising.

(2) Pursuant to the Company's 1988 Stock Option Plan, the Company granted stock options to certain employees to purchase an aggregate of 189,500 shares of common stock at exercise prices ranging from $2.67 per share to $4.88 per share and an aggregate of 1,000 shares of common stock at an exercise price of $2.75 per share. The granting of stock options did not require registration under the Securities Act.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of Ubarter.com Inc. was held on September 30, 1999. Shareholders holding 4,673,398 shares, or approximately 79% of the outstanding shares, were represented at the meeting by proxy or in person. Matters submitted at the meeting for vote by the shareholders were as follows:

a.   Election of Directors

The following nominees were elected to serve as members of the Board of Directors until the annual meeting of shareholders in 2000 or until such time as a successor may be elected.

                               TABULATION OF VOTES

                                     FOR              WITHELD
                                     ---              -------
Steven M. White                   4,672,698             700

Eric M. Best                      4,672,698             700

John A. Wade                      4,672,698             700

b.   Approval of amendment to the Company's articles of incorporation

Shareholders approved an amendment to the Company's articles of incorporation creating 10,000,000 shares of preferred stock, $.001 par value per share, by a vote of 3,339,268 shares, or 56% of outstanding shares in favor, 34,300 shares against, 4,750 shares abstained, and 2,568,082 shares not voted.

c.   Ratification of Appointment of Moss Adams LLP

Shareholders ratified the appointment of Moss Adams LLP as the Company's independent auditors for the fiscal year ended March 31, 2000.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit Number            Description
         --------------            -----------
             27                    Financial Data Schedule


(b)      Reports on Form 8-K

The Company filed a current report on Form 8-K on September 13, 1999, reporting the $1 million of financing received from Alpine Capital Group LLC.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   UBARTER.COM INC.


November 12, 1999                  /s/ Steven M. White
                                   --------------------------------------------
                                   President and CEO



November 12, 1999                  /s/ Kevin R. Andersen
                                   --------------------------------------------
                                   Kevin R. Andersen
                                   Chief Financial Officer

                                  EXHIBIT LIST


Exhibit Number            Description
--------------            -----------
     27                   Financial Data Schedule