Form 10QSB
period 1999-12-31
UBARTER COM INC
filed 2000-02-09
CIK 1030814

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549
--------------------------------------------------------------------------------

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1999.

[ ] Transaction Report under Section 13 or 15(d) of the Exchange Act for the transaction period from ------- to -------.

                           --------------------------

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

                           2815 2nd Avenue, Suite 500

                                Seattle, WA 98121
                    (Address of principal executive offices)

                                 (206) 239-2728

                           (Issuer's telephone number)

             21400 International Blvd., Suite 207, Seattle, WA 98198
   (Former name, address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes       X                No
                -------                 -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,078,233 shares of Common Stock as of February 4, 2000.

                                UBARTER.COM INC.
                              For the Quarter Ended

                                December 31, 1999

                              INDEX TO FORM 10-QSB


                                                                                                   Page

                                                                                                   ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

         Consolidated Balance Sheet:
         December 31, 1999 and March 31, 1999..........................................................3

         Consolidated Statement of Operations:
         For the Three and Nine Months Ended
         December 31, 1999 and 1998....................................................................4

         Consolidated Statement of Cash Flows:
         For the Nine Months Ended
         December 31, 1999 and 1998....................................................................5

         Notes to Financial Statements ................................................................6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..........................................................10

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.....................................................16

Item 6. Exhibits and Reports on Form 8-K..............................................................16

SIGNATURES

                                UBARTER.COM INC.
                           CONSOLIDATED BALANCE SHEET
                      DECEMBER 31, 1999 AND MARCH 31, 1999




                                               ASSETS

                                                                        December 31,            March 31
                                                                            1999                  1999
                                                                     -------------------   ------------------
CURRENT ASSETS                                                          (Unaudited)
    Cash and cash equivalents                                         $    1,846,400         $     442,700
    Accounts receivable, net                                                 321,200               305,700
    Inventory                                                                347,700               310,400
    Other current assets                                                     273,200                 9,200
                                                                     -------------------   ------------------
           Total Current Assets                                            2,788,500             1,068,000
                                                                     -------------------   ------------------
EQUIPMENT AND LEASEHOLDS, net                                                406,200               383,600
                                                                     -------------------   ------------------
OTHER ASSETS
    Goodwill                                                               2,150,000             2,750,900
    Prepaid advertising                                                      135,000               135,000
    Notes receivable                                                          22,700                23,500
    Other assets                                                               1,000                28,700
                                                                     -------------------   ------------------
           Total Other Assets                                              2,308,700             2,938,100
                                                                     -------------------   ------------------
                                                                      $    5,503,400         $   4,389,700
                                                                     ===================   ==================

                                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable                                                  $       92,800         $     111,400
    Accrued liabilities                                                      349,300                28,200
    Unearned revenue                                                               -               186,300
    Trade dollars issued in excess of earned                               2,221,400             2,147,900
    Note payable to shareholder                                              302,800                66,200
    Current portion of long-term obligations                               2,188,900                35,400
                                                                     -------------------   ------------------
           Total Current Liabilities                                       5,155,200             2,575,400
                                                                     -------------------   ------------------
LONG-TERM OBLIGATIONS, net of current portion                                771,100                81,600
                                                                     -------------------   ------------------
COMMITMENTS                                                                        -                     -

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock                                                               6,100                 5,900
    Additional paid-in capital                                             3,477,600             2,649,300
    Accumulated deficit                                                   (3,922,700)             (909,500)
    Treasury stock                                                            (1,200)              (13,000)
    Accumulated other comprehensive income, net of tax                        17,300                     -
                                                                     -------------------   ------------------
           Total Stockholders' Equity (Deficit)                             (422,900)            1,732,700
                                                                     -------------------   ------------------
                                                                      $    5,503,400         $   4,389,700
                                                                     ===================   ==================

                             See accompanying notes.

                                UBARTER.COM INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
             THREE AND NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (Unaudited)


                                                   Three         Three          Nine          Nine
                                                  Months        Months         Months        Months
                                                   Ended         Ended          Ended         Ended
                                                 12/31/99      12/31/98       12/31/99      12/31/98
                                               ------------  ------------   ------------  ------------
REVENUE
     Exchange revenue                           $  744,000    $ 200,200     $ 2,015,200    $ 476,400
     Corporate trading revenue                     277,400            -         655,600            -
                                               ------------  ------------   ------------  ------------
                                                 1,021,400      200,200       2,670,800      476,400
                                               ------------  ------------   ------------  ------------
OPERATING EXPENSES
     Cost of corporate trading revenue             160,300       34,000         475,300       68,200
     Sales and marketing                            43,000            -         298,400            -
     Product development                           112,100            -         598,600            -
     General and administrative                  1,465,900      249,500       4,116,900      647,100
                                               ------------  ------------   ------------  ------------
                                                 1,781,300      283,500       5,489,200      715,300
                                               ------------  ------------   ------------  ------------
INCOME (LOSS) FROM OPERATIONS                     (759,900)     (83,300)     (2,818,400)    (238,900)
                                               ------------  ------------   ------------  ------------
OTHER INCOME (EXPENSE)
     Interest expense                                 (400)        (700)       (203,500)      (2,800)
     Interest income                                 2,300       13,700           8,700       29,200
                                               ------------  ------------   ------------  ------------
                                                     1,900       13,000        (194,800)      26,400
                                               ------------  ------------   ------------  ------------
INCOME (LOSS) BEFORE INCOME TAXES                 (758,000)     (70,300)     (3,013,200)    (212,500)

INCOME TAX BENEFIT (PROVISION)                           -            -               -          600
                                               ------------  ------------   ------------  ------------
NET INCOME (LOSS)                               $ (758,000)   $ (70,300)    $(3,013,200)   $(211,900)
                                               ============  ============   ============  ============
NET INCOME (LOSS) PER COMMON
     SHARE
     Basic                                      $    (0.12)   $   (0.01)    $     (0.50)   $   (0.04)
                                               ============  ============   ============  ============
     Diluted                                    $    (0.12)   $   (0.01)    $     (0.50)   $   (0.04)
                                               ============  ============   ============  ============
AVERAGE COMMON AND EQUIVALENT
     SHARES
     Basic                                       6,065,122    5,776,400       6,013,526    5,421,400
                                               ============  ============   ============  ============
     Diluted                                     6,065,122    5,776,400       6,013,526    5,421,400
                                               ============  ============   ============  ============



                             See accompanying notes.

                                UBARTER.COM INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (Unaudited)


                                                                 December 31,        December 31,
                                                                     1999                1998
                                                               -----------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                             $ (3,013,200)          $ (211,900)
     Adjustments to reconcile net income (loss) to net
             cash provided by operating activities
         Depreciation and amortization                                1,433,400                9,800
         Non-cash charges related to stock option grants                 56,200                    -
         Non-cash charges related to stock issuance                      28,100                    -
         Foreign currency loss                                           17,300                    -
         Deferred income taxes                                                -                 (600)
         Bad debts                                                        1,500                1,100
         Net trade dollars expended                                     (29,400)            (161,400)
     Change in operating assets and liablilites
         Accounts receivable                                            (17,000)              (1,300)
         Other assets                                                  (136,300)             (13,800)
         Accounts payable and other liabilities                         116,200                9,900
                                                               -----------------   ------------------
                                                                     (1,543,200)            (368,200)
                                                               -----------------   ------------------
CASH FROM INVESTING ACTIVITIES
     Acquisition of equipment and leaseholds                           (272,200)             (27,100)
     Note receivable collections                                            800                    -
                                                               -----------------   ------------------
                                                                       (271,400)             (27,100)
                                                               -----------------   ------------------
CASH FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock                             124,300            1,493,900
     Proceeds from notes payable                                      3,327,900             (328,300)
     Repayment of notes payable                                        (233,900)             (11,500)
                                                               -----------------   ------------------
                                                                      3,218,300            1,154,100
                                                               -----------------   ------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                               1,403,700              758,800

CASH AND CASH EQUIVALENTS
     Beginning of period                                                442,700              382,500
                                                               -----------------   ------------------
     End of period                                                 $  1,846,400           $1,141,300
                                                               =================   ==================
SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid during the period for:
         Interest                                                  $         -            $    2,800
                                                               =================   ==================
         Income taxes                                              $         -            $        -
                                                               =================   ==================

NON-CASH INVESTING AND FINANCING
     ACTIVITIES
     Purchase of BBE (Windsor) stock  for Trade Dollars
         and Ubarter.com stock                                     $   134,900            $        -
                                                               =================   ==================
     Prepaid advertising and scrip acquired for Ubarter.com
         Trade Dollars                                             $         -            $  135,400
                                                               =================   ==================
     Discount on warrants issued in connection with
         note payable                                              $   451,700            $        -
                                                               =================   ==================



                             See accompanying notes.

                                UBARTER.COM INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for fair presentation have been included. The results of operations for the three and nine month periods ended December 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statement combines the Company's balance sheet as of December 31, 1999 with the balance sheet of Barter Business Exchange, Inc. ("BBE") as of November 30, 1999. The consolidated statement of operations presents the results of operations of the Company for the three and nine months ended December 31, 1999, however, due to the differing year-ends, the results of operations of BBE from March 1, 1999 (the date of purchase) through November 30, 1999 are consolidated with the Company's results of operations for the third quarter of 1999. Certain prior year amounts have been reclassified to conform with current year presentation. For further information, refer to the financial statements and footnotes included in the company's report on Form 10-KSB for the year ended March 31, 1999.

2 - TRADE DOLLARS

In accordance with the guidelines established by the International Reciprocal Trade Association, the Company has the right to borrow from the exchange and spend within the exchange systems. Such a practice is used by barter exchanges, worldwide, to cover inventory purchases, capital purchases, operating expenses and to control the supply of trade dollars in the exchange economy. The Company is obligated to provide goods and services to clients to offset any amounts of Ubarter Dollars TM (trade dollars) issued in excess of earned. At December 31, 1999 and March 31, 1999, the Company had expended $2,221,400 and $2,147,900 Ubarter Dollars respectively, in excess of the amount of Ubarter Dollars earned by the Company.

3 - CAPITAL STOCK

In October 1999, the Company received approximately $2,000 from the exercise of stock options to purchase 2,500 shares of common stock. Also in October of 1998, 10,980 shares were repurchased for approximately $13,000 and classified as treasury stock and subsequently, in December of 1999, 10,000 of these shares were issued as payment for services, valued at $2.81 per share. Also in December of 1999, 33,333 shares of common stock, valued at $3.00 per share, were issued as part of a retainer against future invoices related to software-consulting services. At December 31, 1999, the Company had 6,076,233 shares (including treasury shares) of common stock issued and outstanding at a par value of $.001 per share, with total authorized shares of 25,000,000.

On July 9, 1998, the Board of Directors authorized a 2-for-1 split of its common stock to be distributed to stockholders of record at the close of business on July 24, 1998. All per-share and shares outstanding data in the accompanying consolidated financial statements have been restated to reflect the stock split.

4 - INCOME (LOSS) PER SHARE

Following, is a reconciliation of the numerators of the basic and diluted income
(loss) per share for the three and nine months ended December 31, 1999 and 1998:

                                                   Three         Three          Nine          Nine
                                                  Months        Months         Months        Months
                                                   Ended         Ended          Ended         Ended
                                                 12/31/99      12/31/98       12/31/99      12/31/98
                                               -------------- ------------  -------------- ------------
Net  income (loss) available to common
     shareholders                              $ (758,000)     $  (70,300)   $ (3,013,200)  $ (211,900)
                                               ============== ============  ============== ============

Weighted average shares                         6,065,122       5,776,400       6,013,526    5,421,400
Effect of dilutive securities
     Options                                            -               -               -            -
     Warrants                                           -               -               -            -
                                               -------------- ------------  -------------- ------------
                                                6,065,122       5,776,400       6,013,526    5,421,400
                                               ============== ============  ============== ============
Basic income (loss) per share (based on
     weighted average shares)                  $    (0.12)     $   (0.01)    $      (0.50)  $    (0.04)
                                               ============== ============  ============== ============
Diluted income (loss) per share                $    (0.12)     $   (0.01)    $      (0.50)  $    (0.04)
                                               ============== ============  ============== ============


Options and warrants to purchase shares of common stock were excluded from the computation in 1999 and 1998 because their effect would be antidilutive.

5 - STOCK OPTIONS

The Company adopted a Stock Option Plan ("the Plan") effective June 1, 1998 whereby, nonqualified and incentive stock options for shares of common stock may be granted to Directors, Officers, Employees and Consultants. Options granted under the Plan are not to have a life in excess of five years from the date of grant and vest 50% after 12 months, 75% after 18 months, and 100% after 24 months from the date grant. The provisions of the Plan allow the administrators to determine the vesting period of options granted.

In October through December of 1999, the Company granted options under the Plan to purchase 12,000 shares of common stock at exercise prices ranging from $2.63 per share to $3.13 per share.

6 - NOTES PAYABLE

Alpine Capital Group - In August 1999, funds totaling $1,000,000 ("the Note") were loaned to the Company by Alpine Capital Group, LLC. The Note is payable on September 1, 2002, with interest accruing at the rate of 5 1/2% per annum on the unpaid principal amount. If the Company closes a financing or financings in the aggregate amount of at least $2,500,000 through public or private sale of its debt or equity securities on or before June 1, 2000, the Company must repay any unpaid principal and interest within 5 business days of such closing. If, on June 1, 2000, there remains unpaid principal on the Note, the Payee shall have the option exercisable at any time thereafter, but not later than September 1, 2002, to convert such unpaid principal into 1,333,333 shares of common stock at the rate of $.75 per share. After June 1, 2000, the holder of the note may exercise the conversion option any time prior to the maturity date of the note. Alpine Capital Group, Inc. also received 183,333 warrants to purchase common shares at $2.00 per share. Accordingly, the Company has allocated $451,700 of the proceeds to the warrants and is amortizing this amount of interest expense from the period of issuance to June 1, 2000. The effective rate of the note payable is 20.5%. The warrants may be exercised from September 1, 1999 through September 1, 2004.

Convertible Note Payable - In December 1999, the Company issued a $2,000,000 8.5% convertible promissory note to ShopNow.com Inc. which matures June 22, 2000. Upon the occurrence of certain events, the note will automatically be converted into common stock of the Company. The note may be converted at $2.15 per share or $3.58 per share, depending upon the event causing the conversion. In addition, warrants to purchase up to 1,200,000 common shares of the Company will be issued upon conversion. The warrants shall have a term of 7 years and an exercise price equal to the conversion price. (See Note 9.)

Momentous Note Payable - In December 1999, the Company issued a $100,000 convertible promissory note, to an entity related to a vice-president of the Company, which matures March 1, 2000. The holder of the note has the right to convert the note into a future round of financing that the Company completes prior to repayment or conversion of the note, upon the same terms and conditions as other investors participating in such future financings. If the note is not repaid by March 1, 2000, the holder of the note shall have the option to convert the note into shares of common stock of the Company equal to the lower of $1.50 per share or 50% of the average closing price of the common stock through the OTC Bulletin Board on the 10 days prior to March 1, 2000. If the note is not paid or converted by March 1, 2000, the note will remain outstanding and bear interest at 16% per annum until paid in full.

7 - REVENUE

The following table summarizes the cash and trade (consisting of Ubarter.com Trade Dollars) components of revenue for the three and nine months ended December 31, 1999 and 1998:

                           Three         Three          Nine          Nine
                           Months        Months         Months        Months
                           Ended         Ended          Ended         Ended
                          12/31/99      12/31/98       12/31/99      12/31/98
                        -----------   ------------   ------------   -----------
Trade                   $  584,700     $ 123,200     $ 1,461,400    $ 257,200
Cash                       436,700        77,000       1,209,400      219,200
                        -----------   ------------   ------------   -----------
                        $1,021,400     $ 200,200     $ 2,670,800    $ 476,400
                        ===========   ============   ============   ===========

8 - COMPREHENSIVE INCOME

As of April 1, 1999, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which established standards for the reporting and display of comprehensive loss and its components in the financial statements. Comprehensive loss for the nine month period ended December 31, 1999 was $3,905,400 which consisted of net loss and foreign currency translation adjustments. There was no difference between comprehensive income (loss) and net income (loss) in the periods prior to the nine months ended December 31, 1999.

9 - CONSULTING AGREEMENT

In December 1999, the Company entered into an agreement with AXC Corporation ("AXC") to retain future services with the firm to provide Internet related software-consulting. The Company paid AXC $250,000 ($100,000 in stock and $150,000 in cash) as a retainer against future invoices. The Company issued 33,333 shares of its common stock at $3.00 per share; such shares having "piggyback" registration rights that AXC may exercise in the event of a subsequent public offering of Company shares. The Company further agreed that in the event the price of Company shares at the close of market shall be less than $2.50 per share on the earlier of two events following (i) the one year anniversary of the transfer of these shares to AXC or (ii) the day immediately prior to a subsequent public offering of the Company shares; then the Company shall transfer to AXC sufficient additional shares of its common stock to compensate for the difference between $3.00 per share and the closing price on the dates mentioned in (i) and (ii).

10 - SUBSEQUENT EVENT

On January 20, 2000, the Company entered into a merger agreement with ShopNow.com Inc. ("ShopNow"). The agreement provides for ShopNow to acquire all of the Company's equity for approximately $45 million of ShopNow common stock. The purchase price will be reduced by certain adjustments, including an adjustment for the Company's outstanding liabilities at the closing of the merger. The merger is subject to satisfaction of conditions and receipt of applicable approvals, including approval of the Company's shareholders. The ShopNow common stock is to be exchanged at a price of $17.31 per share. The Company expects the transaction to close in the second quarter of 2000.

11 - LEGAL MATTER

In December 1999, the Company received a letter from a party with whom the Company had previously worked in connection with certain financing alternatives considered by the Company. No such financings were ever concluded. The letter demands reimbursement for out-of-pocket expenses (not to exceed $125,000) incurred by the third party, the issuance of 300,000 shares of the Company's common stock, and the right to act as exclusive financial advisor in connection with the proposed acquisition of the Company by ShopNow.com as a result of the Company's termination of the relationship. The Company believes the allegations made against it are without merit. The Company intends to vigorously defend itself against the allegations being made. The parties have agreed to submit the matter to non-binding mediation in February 2000.

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

Overview

Ubarter.com provides business-to-business barter services for retail, professional, media and other corporate members primarily through its offices in Seattle, Washington and Toronto, Ontario. It manages a private barter currency, Ubarter Dollars, to enable its members to sell their products or services to other members for Ubarter Dollars. The Company currently has approximately 3,800 members who offer products and services. In September 1999, the Company launched the initial phase of its e-commerce solution to barter over the Internet.

Substantially all cash revenues are derived from transaction fees paid in cash by buyers and sellers in a barter transaction. The Company currently charges a 5% cash fee on both sides (i.e. to both the seller and buyer) of most barter transactions. The Company has also derived revenues from monthly and set-up fees charged to members. The Company does not anticipate charging set-up or monthly fees for members doing business over the Internet. Revenues from transaction fees are billed on a monthly basis. The Company recognizes revenue equal to the cash to be received from its commission earned when the buyer has made an unconditional commitment to pay and the earnings process has been completed by the finalization of a transaction commission. Revenue is recognized for monthly fees after the fees have been earned and collected.

A Ubarter Dollar is an accounting unit used to record the value of transactions as determined by the buying and selling parties in barter transactions. Ubarter Dollars denote the right to receive goods or services available from other members or the obligation to provide products or services to other members. Ubarter Dollars may not be redeemed for cash. When BBE was acquired, all of the BBE Trade Dollars were converted to Ubarter Dollars.

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

Recent Development

On January 20, 2000, the Company entered into a merger agreement with ShopNow.com Inc. ("ShopNow"). The agreement provides for ShopNow to acquire all of the Company's equity for approximately $45 million of ShopNow common stock. The purchase price will be reduced by certain adjustments, including an adjustment for the Company's outstanding liabilities at the closing of the merger. The merger is subject to satisfaction of conditions and receipt of applicable approvals, including approval of the Company's shareholders. The ShopNow common stock is to be exchanged at a price of $17.31 per share. The Company expects the transaction to close in the second quarter of 2000.

Three Months Ended December 31, 1999 Compared to the Three Months Ended December 31, 1998

Total revenue in the third quarter of fiscal 2000 was $1,021,400 compared with total revenue of $200,200 in the third quarter of fiscal 1999. This was a 510% increase in fiscal 2000 from fiscal 1999. Revenue increased primarily as a result of the acquisition of BBE effective March 1, 1999. Primarily as a result of the BBE acquisition, the Company substantially increased its members and products and services offered to members in the third quarter of fiscal 2000 compared with the comparable quarter in fiscal 1999.

Costs and Operating Expenses

Cost of revenue consists of the cost of inventories acquired for resale and sold during the period. The cost of revenue for the third quarter of fiscal 2000 was $160,300. This cost was all incurred by BBE. No such cost was incurred by the Company because inventory sales were made on consignment. In the third quarter of fiscal 1999, the cost of revenue was $34,000.

Other costs and operating expenses (including depreciation) increased to $1,621,000 in the third quarter of fiscal 2000 from $249,500 in the third quarter of fiscal 1999. The increase in operating expenses related primarily to recurring operating expenses incurred by BBE, significant increases in product development and general administrative expenses and an increase in sales and marketing expense in the third quarter of fiscal 2000 in connection with the launch of the Company's website in September 1999.

Product development expense increased to $112,100 in the third quarter of fiscal 2000 compared with minimal expense in the third quarter of fiscal 1999. Product development expenses consist primarily of payments to outside contractors related to website development and, to a lessor extent, of depreciation on equipment used for development and overhead costs. Ubarter.com's policy is to expense product development costs as they are incurred. The increase in the third quarter of fiscal 2000 was primarily attributable to development efforts, including retaining outside consultants related to technologies necessary to support an e-commerce barter site. The Company expects to incur approximately $1.5 million in product development costs through the second quarter of fiscal 2001 as the website is launched and e-commerce functionality is enhanced.

General and administrative expenses increased to $1,465,900 in the third quarter of fiscal 2000 from $249,500 in the third quarter of fiscal 1999. This increase was primarily due to recurring operating expenses incurred by BBE, the addition of several key personnel and additional employees hired to work on developing the Company's website. In addition, the Company incurred substantially greater legal and other professional fees, such as accounting and investor/public relations, as a result of the public company status and to assist it in executing its business strategy. Other significant noncash expenses in the third quarter of fiscal 2000 related to the amortization of the cost of goodwill resulting from the acquisition of BBE and amortization of interest expense on the note payable to Alpine Capital Group (see Note 6). Amortization expense of $545,000 was recognized during the third quarter of fiscal 2000 from these two items. Goodwill resulting from the acquisition of BBE was estimated by management to be primarily associated with the acquired workforce, infrastructure and technological expertise. As a result of the rapid technological changes occurring in the Internet industry and the intense competition for qualified professionals, goodwill is amortized on a straight-line basis over the estimated life of the benefit of 24 months.

Sales and marketing expense primarily consists of advertising and other promotional costs. Ubarter.com expects sales and marketing expense to increase significantly in fiscal 2001 primarily related to the promotion and marketing of its website. The Company currently has $135,000 of prepaid advertising which it expects to utilize in the future promotion and marketing of its website.

Nine Months Ended December 31, 1999 Compared to the Nine Months Ended December 31, 1998

Total revenue in the first nine months of fiscal 2000 was $2,670,800 compared with total revenue of $476,400 in the first nine months of fiscal 1999. This was a 560% increase in fiscal 2000 from fiscal 1999. Revenue increased primarily as a result of the acquisition of BBE effective March 1, 1999. Excluding revenues from BBE, revenues decreased in the nine months ended December 31, 1999 compared with the comparable period in 1998 as a result of concentrating a large portion of its financial and labor resources on the development of its business-to-business e-commerce site for barter. Much of the effort, which in prior years focused on increasing transaction fees from barter transactions, was shifted to its website development and to e-commerce strategic development activities in the first quarter of fiscal 2000.

Costs and Operating Expenses

Cost of revenue consists of the cost of inventories acquired for resale and sold during the period. The cost of revenue for the first nine months of fiscal 2000 was $475,300. These costs were all incurred by BBE. No costs were incurred by the Company because inventory sales were made on consignment, as described above. In the first nine months of fiscal 1999, the cost of revenue was $68,200.

Other costs and operating expenses (including depreciation) increased to $5,013,900 in the first nine months of fiscal 2000 from $647,100 in the first nine months of fiscal 1999. The increase in operating expenses related primarily to recurring operating expenses incurred by BBE, significant increases in product development and general administrative expenses and an increase in sales and marketing expense in the first six months of fiscal 2000.

Product development expense increased to $598,600 in the first nine months of fiscal 2000 compared with minimal expenses in the first nine months of fiscal 1999. Product development expenses consist primarily of payments to outside contractors related to website development and, to a lessor extent, of depreciation on equipment used for development and overhead costs. Ubarter.com's policy is to expense product development costs as they are incurred. The increase in the first nine months of fiscal 2000 was primarily attributable to development efforts, including retaining outside consultants related to technologies necessary to support an e-commerce barter site.

General and administrative expenses increased to $4,116,900 in the first nine months of fiscal 2000 from $647,100 in the first nine months of fiscal 1999. This increase was primarily due to recurring operating expenses incurred by BBE, the addition of several key personnel and additional employees hired to work on developing the Company's website. In addition, the Company incurred substantially greater legal and other professional fees, such as accounting and investor/public relations, as a result of its public company status and to assist it in executing its business strategy. Other significant noncash expenses in the first nine months of fiscal 2000 related to the amortization of the cost of goodwill resulting from the acquisition of BBE and amortization of interest expense on the note payable to Alpine Capital Group (see Note 6). Amortization expense of $1,184,000 was recognized during the first nine months of fiscal 2000 from these two items. Goodwill resulting from the acquisition of BBE was estimated by management to be primarily associated with the acquired workforce, infrastructure and technological expertise. As a result of the rapid technological changes occurring in the Internet industry and the intense competition for qualified professionals, goodwill is amortized on a straight-line basis over the estimated life of the benefit of 24 months.

Liquidity and Capital Resources

Since its inception in 1996, Ubarter.com has financed its operations primarily from the sale of common stock and warrants and proceeds from the exercise of those warrants.

At December 31, 1999, Ubarter.com had a working capital (deficit) of $2,366,700. Working capital was $1,190,600 at December 31, 1998. The decrease in working capital resulted primarily from a $2,255,000 (deficit) balance of Ubarter Dollars issued in excess of earned that existed on the books of BBE as of August 31, 1999. Excluding the deficit balance of Ubarter Dollars, the Company had a working capital (deficit) of $145,300 at December 31, 1999.

In accordance with the guidelines established by the International Reciprocal Trade Association, Ubarter.com has the right to borrow from its exchange and spend within its exchange system. Such a practice is commonly used by barter exchanges, worldwide, to cover inventory purchases, capital purchases, operating expenses and to control the supply of trade dollars. Ubarter.com engages in barter to pay for some of its operating costs. Ubarter.com is ultimately obligated to provide products and services to clients to offset any amount of Ubarter Dollars issued in excess of earned. BBE also engaged in barter to pay for some of its operating costs. At December 31, 1999, Ubarter.com had expended $2,221,400 of Ubarter Dollars in excess of the amount of Ubarter Dollars earned by it compared with $18,130 Ubarter Dollars earned in excess of issued at December 31, 1998. The Company considers the current level manageable.

The cash provided by financing activities was $3,218,300 in the first nine months of fiscal 2000 compared with $1,154,100 in the first nine months of fiscal 1999. Net cash provided by financing activities in the first nine months of 2000 and 1999 resulted primarily from the exercise of warrants and proceeds from notes payable. In August 1999, funds totaling $1,000,000 were loaned to the Company by Alpine Capital Group, LLC. In December 1999, funds totaling $2,000,000 and $100,000 were loaned to the Company by ShopNow and Momentous Inc. Pension and Trust, respectively. See Note 6 to the financial statements for a description of notes payable. The Company currently has a $67,000 revolving note payable with a bank. The note payable is subject to annual renewal. There was a balance of $26,000 at December 31, 1999. Borrowings under the note require security deposits of cash and cash equivalents with the bank. The Company did not have any credit facility in the first nine months of fiscal 1999.

The net cash used by operating activities was $1,543,200 in the first nine months of fiscal 2000 and $368,200 in the first nine months of fiscal 1999. For the nine months ended December 31, 1999, Ubarter.com had a net loss of
$3,013,200. The primary adjusting items were $1,433,400 in depreciation and amortization of goodwill and interest, $84,300 in non-cash charges for stock issued for services and option grants, and $29,400 net expenditure in Ubarter Dollars. During the first nine months of fiscal 2000, there were decreases in accounts receivable of $17,000, decreases in other assets of $136,300, and increases in accounts payable and other liabilities of $116,200. In December 1999, the Company entered into an agreement with ACX Corporation to retain future services with the firm to provide Internet related software-consulting. The Company paid $150,000 in cash and issued 33,333 shares of common stock valued at $3.00 per share as a retainer to be applied against future invoices. Total Internet related software-consulting costs of $250,000 have been classified as prepaid expenses. The cash used in operating activities of $368,200 for the nine months ended December 31, 1998, reflected a net loss of $211,900. The increase in cash used in operations was primarily attributable to increased personnel and product development costs in the first nine months of fiscal 2000 compared with the first nine months of fiscal 1999. In the first nine months of fiscal 2000, Ubarter.com used net cash of $272,200 for the acquisition of property, equipment and leaseholds, compared to $27,100 in the first nine months of fiscal 1999.

Ubarter.com maintains its major U.S. cash balances at two financial institutions located in Las Vegas, Nevada and Seattle, Washington and maintains its major Canadian cash balances at one financial institution located in Toronto, Canada. Funds not required for our immediate needs may be invested in certificates of deposit, short-term government obligations, or money market funds.

As of December 31, 1999, we had no material commitments for capital expenditures. Ubarter.com leases its U.S. office facilities in Seattle, Washington and leases its Canadian office facilities in Toronto, Vancouver and Windsor. Future minimum rental commitments as of December 31, 1999 pursuant to these leases are approximately $348,000.

As discussed above under "Recent Development", the Company expects to complete the merger with ShopNow in the second quarter of 2000. The Company believes its existing working capital and cash from financing activities will be sufficient to fund our operating activities through the end of fiscal year 2000. Unless the Company is successful in raising additional capital, it may not be able to achieve its expansion goals, including further development of its website. There is no assurance that the Company will have or be able to access sufficient capital or other resources. Ubarter.com believes that a portion of its short-term capital resources, up to $1,059,000 may be provided through the exercise of outstanding E Warrants. The E Warrants are exercisable at a price of $1.50 and expire in June 2000. The perceived value of these warrants at any given time is related to the market price of our common stock, which trades over the counter on the OTC Bulletin Board. In addition, the Company will likely seek to raise additional capital in the near term through additional equity issuances. If the Company is unable to obtain financing through the exercise of warrants or other means, it may be unable to meet its working capital requirements or implement its short-term plans for expansion. Additionally, under the terms of certain outstanding notes, if the Company is unable to repay such borrowings, the lenders would have the ability to convert such notes into shares of the Company's common stock. See Note 6 to the financial statements.

If the Company does not complete the proposed merger with Shopnow.com Inc., it anticipates having to raise additional capital by equity issuance during the next several years, as it expects to grow at rates that will require more funds than will be generated by its operations. The Company's ability to obtain additional capital may be dependent on market conditions, the national and international economies and other factors outside its control. If adequate funds are not available or are not available at acceptable terms, the Company's long-term ability to finance its expansion, develop or enhance services or respond to competitive pressures would be significantly limited.

In December 1999, the Company received a letter from a party with whom the Company had previously worked in connection with certain financing alternatives considered by the Company. No such financings were ever concluded. The letter demands reimbursement for out-of-pocket expenses (not to exceed $125,000) incurred by the third party, the issuance of 300,000 shares of the Company's common stock, and the right to act as exclusive financial advisor in connection with the proposed acquisition of the Company by ShopNow.com as a result of the Company's termination of the relationship. The Company believes the allegations made against it are without merit. The Company intends to vigorously defend itself against the allegations being made. The parties have agreed to submit the matter to non-binding mediation in February 2000.

Impact of the Year 2000 Computer Problem

Prior to January 1, 2000, the Company devoted resources in an effort to ensure that its proprietary software, the third-party software on which we rely, and the underlying systems and protocols did not contain errors associated with Year 2000 date functions. Since January 1, 2000, we have not experienced any disruption as a result of any Year 2000 problems or otherwise.

PART II -OTHER INFORMATION

Item  2.  Changes in Securities and Use of Proceeds

(1) During the three months ended December 31, 1999, 33,333 shares of common stock were issued for services and 10,000 treasury shares were also issued for services.

(2) Pursuant to the Company's 1988 Stock Option Plan, the Company granted stock options to certain employees during the three months ended December 31, 1999 to purchase an aggregate of 12,000 shares of common stock at exercise prices ranging from $2.63 per share to $3.12 per share. The granting of stock options did not require registration under the Securities Act.

(3) In October 1999, the Company received approximately $2,000 from the exercise of stock options to purchase 2,500 shares of common stock.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

Exhibit
Number         Description
------         -----------
  2            Agreement  and Plan of Merger  dated  January 20,  2000,  between
               Ubarter.com Inc., ShopNow.com Inc. and Shamu Acquisition, Inc.

 27            Financial Data Schedule


(b) Reports on Form 8-K

The Company filed a Current Report on Form 8-K on January 4, 2000 relating to the proposed merger transaction with ShopNow.com.

                                   SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     UBARTER.COM INC.


                                     /s/ Kevin R. Andersen
                                     -------------------------------------------
February 8, 2000                     Kevin R. Andersen
                                     Chief Financial Officer


                                     /s/ Steven White
                                     -------------------------------------------
February 8, 2000                     Steven White
                                     President and CEO

                                  EXHIBIT INDEX


Number         Description
------         -----------
  2            Agreement  and Plan of Merger  dated  January 20,  2000,  between
               Ubarter.com Inc., ShopNow.com Inc. and Shamu Acquisition, Inc.

 27            Financial Data Schedule